Form 10QSB
period 2001-12-31
CAP CENTRAL ACCESS POINT INC
filed 2002-02-11
CIK 1160711

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

        For the period ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________



                         Commission file number: 000-49622



                         CAP Central Access Point, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Nevada                                      88-0504522
--------------------------------------------------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)


      2921 North Tenaya Way, Suite 323, Las Vegas, NV 89128    (702)947-4877
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (702)947-4877
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                      n/a
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ] N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 1, 2002: 12,700,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                  [LETTERHEAD]
                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009


Board of Directors and Stockholders
CAP Central Access Point, Inc.
(A Development Stage Company)
Las Vegas, NV

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheet of CAP Central Access Point, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the three months ending December 31, 2001, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of CAP Central Access Point, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



Randy Simpson, CPA, P.C.
A Professional Corporation
January 23, 2001
Sandy, Utah

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                     December 31,    September 30,
                                                         2001             2001
                                                      ---------        ---------
         ASSETS                                      (Unaudited)       (Audited)

Current Assets:
     Cash                                             $   5,377         $ 13,072
     Prepaid fees                                           568               --
                                                      ---------        ---------
           Total Current Assets                           5,945           13,072

                                                      ---------        ---------
           Total Assets                               $   5,945        $  13,072
                                                      =========        =========

                          LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                 $      --        $      --
                                                      ---------        ---------
           Total Current Liabilities                         --               --

Stockholders' Equity:
     Common stock, $.001 par value; authorized
        50,000,000 shares, issued and outstanding
        12,700,000 shares at September 30, 2001          12,700           12,700

           Paid-in Capital                                6,900            6,900
           Accumulated Deficit                          (13,655)          (6,528)
                                                      ---------        ---------
           Total Stockholders' Equity                     5,945           13,072

                                                      ---------        ---------
Total Liabilities and Stockholders' Equity            $   5,945        $  13,072
                                                      =========        =========


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    Unaudited
                            STATEMENTS OF OPERATIONS


                                      Three Months         From Inception        From Inception
                                         Ended          (August 8, 2001) to    (August 8, 2001) to
                                   December 31, 2001     September 30, 2001     December 31, 2001
                                   ----------------       ----------------      -----------------

Income:                               $           -          $           -      $            -
                                   ----------------       ----------------       ----------------
         Total Income                             -                      -                      -

 Expenses:
     General and adminstrative
       -organizational                        7,127                  6,528                 13,655
                                   ----------------       ----------------       ----------------
         Total Expenses                       7,127                  6,528                 13,655

                                   ----------------       ----------------       ----------------
         Net Loss                     $      (7,127)         $      (6,528)        $      (13,655)
                                   ================       ================       ================

         Net Loss  Per Common Share
         (basic and fully dilutive)        $ (0.001)              $ (0.001)        $       (0.001)
                                   ================       ================       ================

         Weighted Average Shares
         Common Stock Outstanding        12,700,000             12,700,000             12,700,000
                                   ================       ================       ================


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            FROM INCEPTION (AUGUST 8, 2001) THROUGH December 31, 2001
                                    Unaudited


                                                             Common        Common
                                                             Stock         Stock       Paid-In     Accumulated    Total
                                                             Shares        Amount      Capital      Deficit       Equity
                                                         --------------- -----------  ----------  ------------  -----------

Issuance of common stock for cash of $100 and
organizational services of $2500.                             2,500,000   $   2,500    $    100     $       -   $    2,600

Issuance of common stock issued for cash                     10,200,000      10,200       6,800             -       17,000

     Net loss from August 8, 2001 ( inception )
       to September 30, 2001                                          -           -           -        (6,528)      (6,528)

     Net loss thee months ending December 31, 2001                    -           -           -        (7,127)      (7,127)

                                                         --------------- -----------  ----------  ------------  -----------
                    Balances at December 31, 2001             12,700,000  $   12,700   $   6,900    $  (13,655)  $    5,945
                                                         =============== ===========  ==========  ============  ===========


               See Accompanying Notes to the Financial Statements.

                          CAP CENTRAL ACCESS POINT INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                         Three Months        From Inception        From Inception
                                                            Ending         (August 8, 2001) to   (August 8, 2001) to
                                                      December 31, 2001     September 30, 2001    December 31, 2001
                                                      -----------------    -------------------   -------------------

Cash Flows Used In Operating Activities:
    Net  Loss                                             $   (7,127)           $   (6,528)           $ (13,655)
Expenses not requiring cash:
     Common stock issued for organizational costs                  -                 2,500                2,500
Changes to Operating Assets:
     Increase in prepaid fees                                   (568)                    -                 (568)
                                                        --------------        --------------        -------------
        Cash flows used in operating activities               (7,695)               (4,028)             (11,723)

Cash Flows from Financing Activities:
     Common stock issued for cash                                  -                17,100               17,100
                                                        --------------        --------------        -------------
        Net Cash Provided by Financing Activities                  -                17,100               17,100

                                                        --------------        --------------        -------------
            Net Increase (decrease) in Cash                   (7,695)               13,072                5,377

            Cash at Beginning of Period                       13,072                     -                    -

                                                        --------------        --------------        -------------
                 Cash at End of Period                    $    5,377            $   13,072            $   5,377
                                                        ==============        ==============        =============



              See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


1. ORGANIZATION AND ACCOUNTING POLICIES

CAP Central Access Point, Inc. (the Company), a development stage company, was organized on August 8, 2001 and has not yet begun operations. The Company's accounting policies are as follows:

a.   The Company uses the accrual method of accounting.

b. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

c.   The Company has not yet adopted any policy regarding payment of dividends.

d.   No dividends have been paid since inception.

2. COMMON STOCK

On August 8, 2001, 2,500,000 shares were issued to the Company founders for services rendered in regard to preparation of the Company's registration statement. On September 9, 2001, 10,200,000 shares were issued for cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

We have only recently organized and commenced operations, and have extremely limited financial resources. We are considered to be a company in the development stage, as we have no revenues from business operations. We expect to raise additional capital over the next 12 months by selling our common stock or perhaps other securities of the Company, but we have not formulated a specific plan and have no commitments from any underwriter or prospective investor. When we issue new equity securities, the proportionate ownership of then-existing security holders will be diminished ("dilution"). If we do not succeed in raising capital, our business may fail.

We have not yet determined the total amount of capital that will be needed to fund our operations to the point of producing revenues. However, we do not plan to incur any significant operating costs until such time as we have worked out a detailed budget and cash flow projections, and have received commitments for the required financing from private investors, underwriters, banks, venture capital firms, or some combination of sources. We have filed this registration statement on behalf of the selling shareholders in part because we hope and expect that our status as a public company will facilitate our capital formation efforts, although we cannot be certain of realizing such a benefit.

Initially, the primary marketing effort will continue to be the officers' direct contacts with prospective location owners and managers, at nominal cost to the company. The scope of implementation of our longer-term marketing strategy (see "DESCRIPTION OF BUSINESS - Marketing and Sales" above) will depend upon the success of our capital formation efforts, of which we are currently uncertain. We believe a minimum expenditure on marketing during the next 12 months of about $50,000 will be necessary in order to capture a meaningful level of advertiser interest, and perhaps an additional $100,000 to secure sufficient advertiser orders to produce a consistent revenue stream.

We expect to begin placements of fully-operational ICK units by the summer of 2002. These units will be prototypical in the sense that they will incorporate substantially all of the design functionality (described under

On January 29, 2002 our registration statement under the Securities Act of 1933, as amended, became effective (see Part II, Item 5 - Other Information). We are in the process of applying for listing on the NASD Over-the-Counter Bulletin Board (OTC-BB) market. We expect that such listing will facilitate our capital formation efforts, but we cannot be certain of that result or even that we will be successful in achieving the listing.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

At 4:00 p.m. EST on January 29, 2002, the Company's registration statement on Form SB-2 under the Securities Act of 1933, as amended, became effective. The registration statement was filed on behalf of certain selling shareholders, and no proceeds were or will be realized by the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAP CENTRAL ACCESS POINT, INC.


Date: February 11, 2002             By: /s/ Mark Svensson
                                    ---------------------------
                                    Mark Svensson
                                    President, Treaurer and a Director


Date: February 11, 2002             By: /s/ Michael Lee
                                    ---------------------------
                                    Michael Lee
                                    Secretary and a Director