Form 10QSB
period 2002-03-31
CAP CENTRAL ACCESS POINT INC
filed 2002-05-14
CIK 1160711

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2001

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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ] N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2002: 12,700,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                  [LETTERHEAD]
                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009


Board of Directors and Stockholders
CAP Central Access Point, Inc.
(A Development Stage Company)
Las Vegas, NV

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheet of CAP Central Access Point, Inc. (A Development Stage Company) as of March 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the six months ended March 31, 2002 and from the period of inception (August 8, 2001) to March 31, 2002, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of CAP Central Access Point, Inc.

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




Randy Simpson, CPA, P.C.
A Professional Corporation
May 2, 2002
Sandy, Utah

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                      March 31,      September 30,
                                                         2001             2001
                                                      ---------        ---------
         ASSETS                                      (Unaudited)       (Audited)

Current Assets:
     Cash                                             $   3,021         $ 13,072
     Prepaid fees                                           255               --
                                                      ---------        ---------
           Total Current Assets                           3,276           13,072

                                                      ---------        ---------
           Total Assets                               $   3,276        $  13,072
                                                      =========        =========

                          LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Loans from officers                              $   2,600        $      --
                                                      ---------        ---------
           Total Current Liabilities                      2,600               --

Stockholders' Equity:
     Common stock, $.001 par value; authorized
        50,000,000 shares, issued and outstanding
        12,700,000 shares at March 31, 2002 and
        at September 30, 2001                            12,700           12,700

           Paid-in Capital                                6,800            6,800
           Accumulated Deficit                          (18,824)          (6,528)
                                                      ---------        ---------
           Total Stockholders' Equity                       676           13,072

                                                      ---------        ---------
Total Liabilities and Stockholders' Equity            $   3,276        $  13,072
                                                      =========        =========


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    Unaudited
                            STATEMENTS OF OPERATIONS


                                     Six Months          Three Months       From Inception
                                       Ended                 Ended        (August 8, 2001) to
                                   March 31, 2001       March 31, 2002      March 31, 2001
                                   --------------       --------------     ----------------

Income:                             $           -        $           -       $           -
                                   --------------       --------------      --------------
         Total Income                           -                    -                   -

 Expenses:
     General and adminstrative              7,270                  575              13,798
     Professional fees                      5,026                4,593               5,026
                                   --------------       --------------      --------------
         Total Expenses                    12,296                5,168              18,824

                                   --------------       --------------      --------------
         Net Loss                   $     (12,296)       $      (5,168)      $     (18,824)
                                   ==============       ==============      ==============

         Net Loss  Per Common Share
         (basic and fully dilutive)      $ (0.001)            $ (0.000)
                                   ==============       ==============

         Weighted Average Shares
         Common Stock Outstanding      12,700,000           12,700,000
                                   ==============       ==============


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            FROM INCEPTION (AUGUST 8, 2001) THROUGH March 31, 2001
                                   (Unaudited)


                                                             Common        Common
                                                             Stock         Stock       Paid-In     Accumulated    Total
                                                             Shares        Amount      Capital      Deficit       Equity
                                                         --------------- -----------  ----------  ------------  -----------

Issuance of common stock for cash of $100 and
organizational services of $2500.                             2,500,000   $   2,500    $    100     $       -   $    2,600

Issuance of common stock issued for cash                     10,200,000      10,200       6,800             -       17,000

     Net loss from August 8, 2001 ( inception )
       to March 31, 2002                                              -           -           -       (18,824)     (17,000)

                                                         --------------- -----------  ----------  ------------  -----------
                       Balances at March 31, 2001             12,700,000  $   12,700   $   6,800    $  (18,824)  $     676
                                                         =============== ===========  ==========  ============  ===========


               See Accompanying Notes to the Financial Statements.

                          CAP CENTRAL ACCESS POINT INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months         From Inception
                                                            Ending        (August 8, 2001) to
                                                        March 31, 2002       March 31, 2001
                                                      -----------------    -------------------

Cash Flows Used In Operating Activities:
    Net  Loss                                             $  (12,296)           $  (18,824)

Expenses not requiring cash:
     Common stock issued for organizational costs                  -                 2,500

Adjustments to Reconcile Net Loss to Cash
Flows used in Operations
     Prepaid accounting fees                                    (255)                 (255)
                                                        --------------        --------------
        Net Cash used in operating activities                   (255)                 (255)

Cash Flows from Financing Activities:
     Loans from officers                                       2,500                 2,600
     Common stock issued for cash                                  -                17,000
                                                        --------------        --------------
        Net Cash Provided by Financing Activities              2,500                19,600

                                                        --------------        --------------
            Net Increase (decrease) in Cash                  (10,051)                3,021

            Cash at Beginning of Period                       13,072                     -

                                                        --------------        --------------
                 Cash at End of Period                    $    3,021            $    3,021
                                                        ==============        ==============



              See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1. ORGANIZATION AND ACCOUNTING POLICIES

CAP Central Access Point, Inc. (the Company), was organized on August 8, 2001 as a Nevada corporation, for the purpose of designing, manufacturing and marketing an "Internet Connection Kiosk" (ICK). The Company is a development stage company and is currently in the process of developing a marketing plan, as well as designing and engineering the "ICK". The Company's accounting policies are as follows:

1.       The Company uses the accrual method of accounting.

2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

2. COMMON STOCK

On August 8, 2001, 2,500,000 shares were issued to the Company's founders at par value ($.001), for services rendered in regard to preparation of the registration statement. Currently the Company has authorized 50,000,000 shares common stock with 12,700,000 shares issued and outstanding.


3.  PRIVATE PLACEMENT OF COMMON STOCK

On September 9, 2001, the Company completed a private placement, wherein; 10,200,000 shares were issued at $.00167 per share ($17,000), all of which is anticipated to be used for expenses relating to the registration statement filed on November 2, 2001.

4. LOANS FROM OFFICERS

Due to limited financial resources, the Company's minimal expenses have thus far been satisfied through personal funds loaned on an interest free basis by the Company's officers. In order to insure ongoing existence, these loans will continue until such point in time when outside sources of funding have been established. As of May 2, 2002, outstanding loans from officers totaled $2,600.

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

                                    CAP CENTRAL ACCESS POINT, INC.


Date: May 14, 2002                  By: /s/ Mark Svensson
                                    ---------------------------
                                    Mark Svensson
                                    President, Treaurer and a Director


Date: May 14, 2002                  By: /s/ Michael Lee
                                    ---------------------------
                                    Michael Lee
                                    Secretary and a Director