Form 10QSB
period 2002-06-30
CAP CENTRAL ACCESS POINT INC
filed 2002-08-05
CIK 1160711

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________



                         Commission file number: 000-49622



                         CAP Central Access Point, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Nevada                                      88-0504522
--------------------------------------------------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)


      2921 North Tenaya Way, Suite 323, Las Vegas, Nevada          89128
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 1, 2002: 12,700,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                  [LETTERHEAD]
                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009


Board of Directors and Stockholders
CAP Central Access Point, Inc.
(A Development Stage Company)
Las Vegas, NV

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheet of CAP Central Access Point, Inc. (A Development Stage Company) as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the six months ended
June 30, 2002 and from the period of inception (August 8, 2001) to June 30, 2002, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of CAP Central Access Point, Inc.

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




Randy Simpson, CPA, P.C.
A Professional Corporation
May 2, 2002
Sandy, Utah

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       June 30,
                                                         2001
                                                      ---------
         ASSETS                                      (Unaudited)

Current Assets:
     Cash                                             $   1,979
                                                      ---------
           Total Current Assets                           1,979

                                                      ---------
           Total Assets                               $   3,276
                                                      =========

        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Loans from officers                              $   2,600
                                                      ---------
           Total Current Liabilities                      2,600

Stockholders' Equity:
     Common stock, $.001 par value; authorized
        50,000,000 shares, issued and outstanding
        12,700,000 shares at March 31, 2002 and
        at September 30, 2001                            12,700

           Paid-in Capital                                6,800
           Accumulated Deficit                          (20,121)
                                                      ---------
           Total Stockholders' Equity                       621

                                                      ---------
Total Liabilities and Stockholders' Equity            $   1,979
                                                      =========


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    Unaudited
                            STATEMENTS OF OPERATIONS


                                     Nine Months         Three Months       From Inception
                                       Ended                 Ended        (August 8, 2001) to
                                    June 30, 2002        June 30, 2002      June 30, 2002
                                   --------------       --------------     ----------------

Income:                             $           -        $           -       $           -
                                   --------------       --------------      --------------
         Total Income                           -                    -                   -

 Expenses:
     General and adminstrative              7,100                  968              13,628
     Professional fees                      6,493                  330               6,493
                                   --------------       --------------      --------------
         Total Expenses                    13,593                1,298              20,121

                                   --------------       --------------      --------------
         Net Loss                   $     (13,593)       $      (1,298)      $     (20,121)
                                   ==============       ==============      ==============

         Net Loss  Per Common Share
         (basic and fully dilutive)      $ (0.001)            $ (0.000)
                                   ==============       ==============

         Weighted Average Shares
         Common Stock Outstanding      12,700,000           12,700,000
                                   ==============       ==============


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            FROM INCEPTION (AUGUST 8, 2001) THROUGH June 30, 2001
                                   (Unaudited)


                                                             Common        Common
                                                             Stock         Stock       Paid-In     Accumulated    Total
                                                             Shares        Amount      Capital      Deficit       Equity
                                                         --------------- -----------  ----------  ------------  -----------

Issuance of common stock for cash of $100 and
organizational services of $2500.                             2,500,000   $   2,500    $    100     $       -   $    2,600

Issuance of common stock issued for cash                     10,200,000      10,200       6,800             -       17,000

     Net loss from August 8, 2001 ( inception )
       to March 31, 2002                                              -           -           -       (20,121)     (20,121)

                                                         --------------- -----------  ----------  ------------  -----------
                       Balances at March 31, 2001             12,700,000  $   12,700   $   6,800    $  (20,121)  $     621
                                                         =============== ===========  ==========  ============  ===========


               See Accompanying Notes to the Financial Statements.

                          CAP CENTRAL ACCESS POINT INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine Months         From Inception
                                                            Ended         (August 8, 2001) to
                                                        June 30, 2002        June 30, 2002
                                                      -----------------    -------------------

Cash Flows Used In Operating Activities:
    Net  Loss                                             $  (13,593)           $  (20,121)

Expenses not requiring cash:
     Common stock issued for services                              -                 2,500
                                                        --------------        --------------
        Net Cash used in operating activities                   (255)                 (255)

Cash Flows provided by Financing Activities:
     Loans from officers                                       2,500                 2,600
     Common stock issued for cash                                  -                17,000
                                                        --------------        --------------
        Net Cash Provided by Financing Activities              2,500                19,600

                                                        --------------        --------------
            Net Increase (decrease) in Cash                  (11,093)                1,979

            Cash at Beginning of Period                       13,072                     -

                                                        --------------        --------------
                 Cash at End of Period                    $    1,979            $    1,979
                                                        ==============        ==============



              See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

1. ORGANIZATION AND ACCOUNTING POLICIES

CAP Central Access Point, Inc. (the Company), was organized on August 8, 2001 as a Nevada corporation, for the purpose of designing, manufacturing and marketing an "Internet Connection Kiosk" (ICK). The Company is a development stage company and is currently in the process of developing a marketing plan, as well as designing and engineering the "ICK". The Company's accounting policies are as follows:

     i.   The Company uses the accrual method of accounting.

     ii. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

     iii. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

2. COMMON STOCK

On August 8, 2001, 2,500,000 shares were issued to the Company's founders at par value ($.001), for services rendered in regard to preparation of the registration statement. Currently the Company has authorized 50,000,000 shares common stock with 12,700,000 shares issued and outstanding.


3.  PRIVATE PLACEMENT OF COMMON STOCK

On September 9, 2001, the Company completed a private placement, wherein; 10,200,000 shares were issued at $.00167 per share; $17,000 was raised, all of which was used for expenses related to the registration statement filed on November 2, 2001.

4. LOANS FROM OFFICERS

Due to limited financial resources, the Company's minimal expenses have thus far been satisfied through personal funds loaned on an interest free basis by the Company's officers. In order to insure ongoing existence, these loans will continue until such point in time when outside sources of funding have been established. As of June 30, 2002, outstanding loans from officers totaled $2,600.

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

Initially, the primary marketing effort will continue to be the officers' direct contacts with prospective location owners and managers, at nominal cost to the company. The scope of implementation of our longer-term marketing strategy will depend upon the success of our capital formation efforts, of which we are currently uncertain. We believe a minimum expenditure on marketing during the next 12 months of about $50,000 will be necessary in order to capture a meaningful level of advertiser interest, and perhaps an additional $100,000 to secure sufficient advertiser orders to produce a consistent revenue stream.

We expect to begin placements of fully-operational ICK units by the late summer of 2002. These units will be prototypical in the sense that they will incorporate substantially all of the design functionality (described under

On January 29, 2002 our registration statement under the Securities Act of 1933, as amended, became effective (see Part II, Item 5 - Other Information). We are in the process of applying for listing on the NASD Over-the-Counter Bulletin Board (OTC-BB) market. We expect that such listing will facilitate our capital formation efforts, but we cannot be certain of that result or even that we will be successful in achieving the listing.

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

                                    CAP CENTRAL ACCESS POINT, INC.


Date: August 5, 2002                By: /s/ Mark Svensson
                                    ---------------------------
                                    Mark Svensson
                                    President, Treaurer and a Director


Date: August 5, 2002                By: /s/ Michael Lee
                                    ---------------------------
                                    Michael Lee
                                    Secretary and a Director