Form 10KSB
period 2002-09-30
CAP CENTRAL ACCESS POINT INC
filed 2002-12-10
CIK 1160711

SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          Annual Report Pursuant to the Securities Exchange Act of 1934

                  For the fiscal year ended: September 30, 2002

                         Commission file number: 000-49622


                         CAP CENTRAL ACCESS POINT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     NEVADA                            88-0504522
            ----------------------               ---------------------
           (State or Jurisdiction of               (I.R.S. Employer
        Incorporation or Organization)            Identification No.)



         3430 East Russell Road, Suite 301-304, Las Vegas, Nevada, 89120
         ---------------------------------------------------------------
               (Address of principal place of business or intended
                          principal place of business.)


                   Registrant's Telephone Number: (702) 951-6055
                   Registrant's Facsimile Number: (702) 951-6090


          Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class: None

                 Name of each exchange on which registered: N/A

          Securities registered pursuant to Section 12(g) of the Act:

                 Title of each class:  Common Stock, No Par Value

[X] Yes [ ] No Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.



[X] Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


State issuer's revenues for its most recent fiscal year. $0.


Transitional Small Business Disclosure Format:

            [  ] Yes                [X]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of 30 November 30, 2002 the Company had 13,065,851 common shares issued and outstanding, with a total of 10,565,851 owned by non-affiliates. There is currently no trading market for the shares.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of 30 November 30, 2002 the Company had 13,065,851 common shares issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                              CAUTIONARY STATEMENT
                 UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
                 ----------------------------------------------

This report, including the documents incorporated by reference, contains statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as "expect," "believe," "intend," "will," and similar expressions. Moller International Inc. intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the securities and exchange commission in its rules, regulations, and releases.

Readers are cautioned not to place undue reliance on any forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors, many of which are outside Moller's control. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of those statements should not be regarded as a representation by Moller or any other person that the results expressed in the statements will be achieved. In addition, Moller assumes no obligation publicly to update or revise any forward-looking statements, whether because of new information or events, or otherwise. Moller believes its primary risk factors include, but are not limited to, those identified in "Description of Business," in Part I, Item 1, below.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

     CAP Central Access Point, Inc. was incorporated under the laws of the state of Nevada on August 8, 2001. On September 7, 2001 we completed a private placement of 10,200,000 shares of our $.001 par value common stock to 17 shareholders, producing net proceeds of $17,000.00, substantially all of which we expect to use to cover expenses relating to this registration statement.

     Since our inception, we have not been involved in any bankruptcy, receivership or similar proceeding, nor have we been involved in a reclassification, merger, consolidation, or a purchase or sale of a significant amount or our assets.

OUR BUSINESS

     Our business is the design, manufacture and marketing of the Internet Connection Kiosk ("ICK"), which can be described simply as an Internet-enabled counterpart to the public pay telephone. The kiosks are self-contained terminals designed to be situated in high foot traffic public locations, and will permit users to connect to the internet in order to access electronic mail ("e-mail"), websites, newsgroups, and most other internet-based content. Users will pay a fee for this access by providing at the kiosk either a credit or debit card, a pre-paid access card, or cash. We do not currently manufacture the kiosks, and in fact we expect initially to oursource all or substantiall all of the manufacturing work.


Products

     We intend the ICK to provide the user all of the Internet functionality of a personal computer in a public space. The ICK will respond to the need for ubiquitous access to information by delivering needed or desired information in a convenient location at a convenient time. Users will have the ability to access the Internet and email as easily as they can withdraw money from an automated teller machine.

     The ICK will be a relatively unsophisticated product. It is essentially a standard PC housed in an enclosure and equipped with kiosk software. Once connected to the Internet, the ICK is ready for placement in a public location. These components are all discussed below.

     Hardware - The enclosure is the exterior of the unit. The ICK will utilize a pleasing design that is harmonious with the aesthetics of the location and yet attracts the user's attention. Initially, this approach will require a somewhat higher cost of design and manufacture, compared to a "one-size-fits-all" configuration, but we expect that with time and experience we will evolve a "line" of perhaps a dozen configurations, one of which will meet the compatibility needs of most locations. Because we hope that the ICK will become a more or less permanent fixture, we believe it important to respect the locations' existing aesthetics.

     We intend initially to outsource the manufacturing of the ICK enclosure as well as the assembly of the completed unit. Outsourcing the manufacturing will minimize start-up investment since we will not be required to invest in manufacturing facilities, warehouse facilities, raw materials, labor costs, etc. Each ICK will be manufactured to the Company's specifications, and will be tested thoroughly before being placed in a location. We are evaluating a number of possible manufacturers, but have not yet finalized an agreement. We expect that eventually, if our production volume reaches sufficiently high levels, we will assume the principal manufacturing role; however, we cannot determine at this time what that volume level will be, or the amount of capital we will need.

     We are holding discussions with several computer makers regarding the supply of machines to be used as part of the ICK terminal. We believe that current market conditions in the personal computer industry are such that we will be able to negotiate favorable prices and terms on quantities of computers. We are attempting to negotiate an arrangement with one or more suppliers whereby we can use our common stock for part of the purchase price of the equipment. Should we issue stock for this purpose, our existing shareholders will experience a dilution in their proportionate ownership.

     Likely ICK computer hardware specifications will include:

     o    Keyboard (spill-proof if available);

     o    Mouse, touch pad or trackball;

     o    40X CD ROM;

     o    126 Megabytes of RAM or better;

     o    20 Gigabyte Hard Drive or better;

     o    15" - 17" SVGA Monitor (or touch screen; see below);

     o    CPU: Intel Pentium or better;

     o    A network interface card (NIC); and

     o    Speakers.

In addition, we are considering installing touch screens for the ICK. A touch screen is an intuitive computer input device that works by simply touching the display screen. The touch screen is commonly used as the primary interface in an interactive kiosk, and although its initial cost is higher, it is generally more durable and reliable than a mouse, track ball or keyboard.

     The nature of the kiosk environment dictates a specialized software interface, compared to that commonly used for Internet access in a home or office environment. Designing and implementing software for Internet kiosks has evolved into a very specialized business. A truly effective solution requires an appreciation for all of the idiosyncrasies involved in public Internet access including, at a minimum:

     o The window management software should provide a graphical user interface (GUI). The appearance of the GUI will be similar to that of Microsoft Windows, providing familiarity to ICK users. Most Internet software is based on the Netscape or Internet Explorer browser, which the public generally is familiar with.

     o Response times must be extremely fast. We think it unlikely that a customer will stand around and wait long periods of time in a public space for the kiosk to load or download content.

     o Kiosk software must provide security from accidental or intentional attempts to break its code. Hot keys must be disabled and boot up sequences hidden. Software must address such services as ftp and telnet, as these can allow unwanted visitors access to the operating system.

     o Kiosk software should anticipate exceptions such as message boxes, errors and crashes, and deal with them automatically. For example, a customer should not be presented with a message box regarding printer problems and choice of canceling or retrying.


A number of vendors currently offer products and services of varying sophistication. Most are companies who specialize in kiosk software, and some offer additional components of the kiosk solution as well. We intend to evaluate a variety of software options to determine those that will provide the most satisfying and trouble-free browsing experience for the user, then negotiate for the most favorable terms available to us.

     Limited customer research performed by us disclosed that serviceability is a primary concern of location owners that had previously installed or that were contemplating installing an interactive kiosk. Accordingly, it will be important for us to contract with one or more independent service organizations to maintain and manage each ICK site on a seven day per week, twenty-four hour per day basis. We have initiated discussions with possible providers, but have not yet succeeded in executing a satisfactory service contract. Our inability to provide reliable twenty-four hour service would likely have a negative impact on our operations, as we would experience a loss of revenues and customer dissatisfaction.

Marketing and Sales

     We plan to market the ICK via an in-house sales department with the aid of a contracted advertising agency or marketing support firm. We expect to operate initially with a about a dozen sales professionals plus a marketing manager, although the actual make-up of the sales department will depend in large part on our future success in raising capital and the capabilities of our marketing firm. We have not yet entered into any contracts for marketing support.

     Our initial target market for placement of our kiosks will be economy hotels and motels, and youth hostels, primarily in the U. S. West Coast states. We believe that travelers who stay at such facilities are less likely than patrons of major hotels to carry laptop computers or other internet access appliances, and that many will need access to a device such as our ICK to send and retrive email and obtain online information and services. The ICK will be installed in the facility's lobby or an alternative centralized public access room. Locating the ICK away from isolated areas may minimize the risk of vandalism, as well as prompt impulse purchases. Eventually, we will attempt placements in other high-traffic locations, possibly including, among others:

     o    Youth hostels and other backpacker locations
     o    Post offices
     o    Truck stops
     o    Train stations
     o    Libraries
     o    Museums
     o    Universities
     o    Gas stations
     o    Mini-marts and convenience stores
     o    Fast food outlets

To date, we have no firm commitments from any owners or managers of such locations to install one of our ICK products.

     We expect our revenues to come primarily from (a) the payments by users who access the internet from our kiosks, and (b) advertisers who purchase advertising space within our software interface (i.e., our "home page" and browser) as well as on the physical kiosk structure itself. Accordingly, we intend to offer the ICK installation without charge to the host establishment, in hopes of rapidly building a large installed base of kiosk units. We have entered discussions with some possible advertisers, including national-brand advertisers, but have not secured any firm commitments as of this filing and have not determined the prices we will charge for the advertising.


     We are continuing to develop our marketing strategy at this time. However, we expect that any such plan will initially address the following avenues:

     o Test Marketing: We expect the ICK to be fully operational by the summer of 2002, and will perform a trial in a limited number of installations on the West Coast prior to full a product launch.

     o Trade Shows: We plan to participate as an exhibitor to demonstrate the ICK and issue new product releases at national and international trade shows. We consider the following trade shows to be excellent venues in which to demonstrate the ICK: Internet Kiosk World Conference & Exhibition, executive conferences and trade shows organized by KioskCom, and Comdex. The Company will also explore opportunities at hospitality industry and Internet conferences throughout the world.

     o Trade Publications: A number of print and online media opportunities exist for promoting the ICK. These sources include, but are not limited to: Kiosk Magazine, Kiosks.org, KioskCom.com,
          Kioskmarketplace.com, Vending Times, and VendingConnection.com.

          The Company is also considering publications relating to the hospitality and Internet industries. We intend to advertise the ICK in some or all of these publications to promote the product.

     o Promotional Video and Informational Kit: We plan to produce a promotional/informational video describing the ICK and its features, benefits and value. A brochure and informational kit will also be created summarizing the features of the ICK.

Employees

     At present, we have no paid employees. Our two officers, Mark Svensson and Michael Lee, each devote as much time to the Company's affairs as in their judgment is warranted, currently about twenty-five to thirty hours per week, without direct compensation. While we expect to employ staff in various positions during the next twelve months, because of our uncertain finances we cannot yet determine which or how many positions will be filled. Our ability to recruit and retain qualified individuals in a number of disciplines is crucial to our prospects for success, and there can be no assurance that we will be successful in recruiting qualified people, or that we will have the cash resources to pay and retain them.

Competition

     A number of companies are already well-established in interactive kiosk marketing and specifically in kiosks designed for internet access. These companies have far greater resources than we have, and it will likely be very difficult for us to compete directly against them for market share. Based on our own anecdotal market research, however, we believe these established firms have so far satisfied only a small percentage of the potential market demand, and we think it is reasonable that, with an effective marketing plan, we can place our ICK units in thousands of sites not yet having another company's kiosk.

     The companies against whom we will most likely be competing for kiosk placements and advertisers include:

   DynaTouch Corporation                 Web-enabled touch screen kiosks
   San Antonio, Texas                    and comprehensive services. In
                                         operation at 80% of U.S. military
                                         stations.

   Kiosk Information Systems, Inc.       World leader in design and manufacture
   Broomfield, Connecticut               of kiosks and public Internet
                                         stations. Deals with every aspect
                                         of kiosk deployment.

   TouchVision                           Builds Internet kiosk networks.
   Cypress, California                   Custom one-stop shop specializing in
                                         healthcare and retail systems.

   Streetspace, Inc.                     Single product company who are the
   Torrance, California                  makers of the Web Station, an
                                         Internet kiosk. Provide end-to-end
                                         solutions.

   NetNearu                              Primarily a software company that
   Bryan, Texas                          offers turnkey Internet kiosks.

We have no factual basis for comparing our production, marketing or other costs to those of our potential competitors, nor our efficiencies in placing kiosks in desirable locations. We hope and expect that our revenue-sharing model, whereby we offer to install the ICK at no cost to the location owner and share the revenues produced, will enable us to gain some market share notwithstanding the competition. We cannot be certain, however, of any level of market penetration, and if we are unable to compete effectively we may fail.

Regulation

     We do not believe that our proposed operations will be subject to any specific regulatory scheme or authority, beyond the rules of fair practice that apply to businesses generally. No government approvals will be needed for either the construction, installation, or operation of our Internet Connection Kiosks.

     Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet. It is possible that governments will enact legislation that may be applicable to us or will have an impact on the way we operate, in areas including content, network security, encryption, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues including property ownership, content, taxation, defamation and personal privacy is uncertain.

     The majority of laws that currently regulate the Internet were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Research and Development.

     The company was organized in August of 2001 and to date has not made any significant expenditure on research and development, to be borne by customers or otherwise.

ITEM 2. DESCRIPTION OF PROPERTY

     We do not currently own any real property, nor do we contemplate purchasing property in the foreseeable future. We have not yet established policies for purchasing, holding, or disposing of real property. At present, we conduct all of our activities from space provided to us free of charge in the respective homes of our officers, and from a commercial office suite at 3430 East Russell Road, Suite 301-304, Las Vegas, Nevada, 89120, that we share with other unrelated businesses and for which we pay a small annual fee to have our mail collected and to use conference facilities. We expect these facilities to suffice for our needs until we have obtained further funding and significantly increased the level of our business activity.

ITEM 3. LEGAL PROCEEDINGS

     To our knowledge, there are no legal proceedings pending or threatened involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the period.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     As of November 30, 2002, we had a total of 13,065,851 shares of common stock issued and outstanding.

     There is currently no trading market for our shares, so purchasers of our shares may find it difficult or impossible to dispose of them. We are in the process of applying to the National Association of Securities Dealers ("NASD") to have our shares listed and quoted on the Over-the-Counter Bulletin Board ("OTC-BB") quotation system, but we cannot assure you that an active trading market in our shares will develop, or even that we will be listed.

     We believe that 13,065,851 shares of common stock, or 100% of the total issued and outstanding shares, are restricted securities within the meaning of Rule 144 promulgated under the Securities Exchange Act of 1934, as amended. In November 2001 we filed a registration statement on behalf of 17 selling shareholders holding in the aggregate 10,200,000 shares. That registration statement became effective January 29, 2002, making all of those shares eligible for public sale into the market. An additional 365,851 shares issued in private placements transactions may become eligible for resale under Rule 144 in August of 2003. Should shares offered for sale exceed the number of shares buyers are bidding to purchase, our stock price will most likely go down, and it may be impossible for you to sell your shares at a favorable price, if at all.


Holders of Common Stock.

     As of November 30, 2002, there were 38 record holders of our common stock. This number does not include stockholders for whom shares were held in a nominee or street name.

Dividends.

     We have not previously paid any dividends on the common stock and do not anticipate paying cash dividends in the foreseeable future. The only restrictions that limit our ability to pay dividends on the common stock are those imposed by Nevada law. Under Nevada law, no dividends or other distributions may be made which would render us insolvent or reduce our assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference.

Transfer Agent.

     The Transfer Agent for our common stock is Holladay Stock Transfer of Scottsdale, Arizona.

Recent Sales of Unregistered Securities

     The following securities were sold by executives of the Company without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering. We believe that all such sales were made by our executive officers in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

     a.   Officers, directors, promoters or control persons of the issuer; or

     b. Persons who are accredited investors as defined in Rule 501(a) promulgated under the Securities Act; or

     c.   Individuals who:

          i.   Are knowledgeable and sophisticated in investment matters;

          ii. Are able to assess the risks of an investment such as in our securities;

          iii. Are financially able to bear the risk of a loss of their entire investment; and

          iv. Have access to pertinent information regarding the issuer and its operations.

The shares are subject to the resale provisions of Rule 144 and Regulation S and may not be sold or transferred without registration except in accordance with Rule 144 or Regulation S. Certificates representing the securities bear a legend to that effect.

      Date                     Class                  Amount          Price        # of Purchasers
     ------                   -------                --------        -------      -----------------

August 8, 2001       Common, $.001 par value        2,500,000         $.001             2

September 7, 2001    Common, $.001 par value       10,200,000         $.00167           17

August 19, 2002      Common, $.001 par value          365,851         $.05              20

Registration of Securities

     On January 29, 2002, our registration statement under the Securities Act of 1933 became effective respecting 10,200,000 shares offered by selling shareholders. We will not receive any of the proceeds of those sales.

ITEM 6. PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them which follow in ITEM 7 of this Annual Report. This discussion should not be construed to imply that the results discussed here will necessarily continue into the future or that any conclusion reached will necessarily be indicative of actual operating results in the future. The discussion represents only the best present assessment of management.

     We have only recently organized and commenced operations, and have extremely limited financial resources. We are considered to be a company in the development stage, as we have no revenues from business operations. In August 2002 we raised $18,293 from private sales of common stock, and we expect to raise additional capital over the next 12 months by selling our common stock or perhaps other securities of the Company, but we have no commitments as yet from any underwriter or prospective investor. When we issue new equity securities, the proportionate ownership of then-existing security holders will be diminished ("dilution"). If we do not succeed in raising capital, our business may fail.

     We have not yet determined the total amount of capital that will be needed to fund our operations to the point of producing revenues. From our inception August 8, 2001, we have incurred an accumulated operationg deficit of $23,885, substantially all of which was for organization costs, administratrive expenses, and professional fees. We expect to continue to incur losses for the foreseeable future. However, we do not plan to incur any significant product development, marketing, or other business development costs until such time as we have worked out a detailed budget and cash flow projections, and have received commitments for the required financing from private investors, underwriters, banks, venture capital firms, or some combination of sources.

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

     We expect to begin placements of fully-operational ICK units by early to mid 2003. These units will be prototypical in the sense that they will incorporate substantially all of the design functionality (described under "Description of Business" above) but not necessarily include the same components and materials, or be producible at as favorable a cost, as our ultimate large-scale production models. In order to meet this objective, however, we will have to succeed in (a) raising capital of $150,000 - $250,000, (b) reaching satisfactory agreements with suppliers and manufacturers, and (c) finalizing agreements with owners or managers of suitable locations. Ideally, we would like to have our maintenance-support contractor in place as well, to better ensure a favorable experience for the early location owners. Based on the current status of discussions and negotiations with the various parties, we believe the early to mid 2003 goal is reasonable; however, the accomplishment of each of these milestones remains uncertain. If we are unable to raise sufficient capital to achieve these milestones, we will continue to focus our efforts to refine and improve or kiosk designs, while our executive officers prospect for investment capital.

     Absent significant external funding, our activities over the next twelve months will be limited to the development of the company's strategic plan, ICK design and engineering performed by the company's officers without compensation, and capital formation. We will need a minimum level of funding, in excess of US$150,000, before we can produce any meaningful revenue, since prior to installing even one unit we must have worked out not only the hardware configuration but also the software protocols that will provide for the generation of the revenues, as well as the service and technical support function. We are uncertain what, if any, staffing we will put in place during that time, but if funds become available to us through our financing activities, we will likely begin some recruiting efforts.

ITEM 7. FINANCIAL STATEMENTS

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009


Board of Directors and Stockholders
CAP Central Access Point, Inc.
(A Development Stage Company)
Las Vegas, NV

INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheet of CAP Central Access Point, Inc. (A Development Stage Company) as of September 30, 2002, and the related statements of operations, shareholders' equity and cash flows from inception (August 8, 2001) through September 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of CAP Central Access Point, Inc. (a Development Stage Company) as of September 30, 2002, and the results of operations, shareholders' equity and cash flows from inception (August 8, 2001) through September 30, 2002, in conformity with generally accepted accounting principles.


Randy Simpson, CPA, P.C.
A Professional Corporation
December 5, 2002
Sandy, Utah

                      CAP CENTRAL ACCESS POINT, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                              BALANCE SHEET


                            ASSETS                        September 30,
                                                              2002
                                                          ------------
Current Assets:
     Cash                                                 $    14,368
                                                          ------------
                           Total Current Assets                14,368

                                                          ------------
                                   Total Assets           $    14,368
                                                          ============

                LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                     $       360
                                                          ------------
                      Total Current Liabilities                   360

Stockholders' Equity:
     Common stock, $.001 par value;
       authorized 50,000,000 shares,
       issued and outstanding 13,065,851
       shares at September 30, 2002.                           13,066

                                Paid-In Capital                24,827

                     Deficit Accumulated During
                              Development Stage               (23,885)
                                                          ------------
                     Total Stockholders' Equity                14,008

                                                          ------------
     Total Liabilities and Stockholders' Equity           $    14,368
                                                          ============


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                           From Inception         From Inception
                                       Year Ended         (August 8, 2001)       (August 8, 2001)
                                      September 30,           through                through
                                          2002           September 30, 2001     September 30, 2002
                                     --------------------------------------------------------------
Income:                                $           -        $             -        $             -
                                     --------------------------------------------------------------
                       Total Income                -                      -                      -

 Expenses:
     General and administrative               11,677                     28                 11,705
     Organizational costs                          -                  6,500                  6,500
     Professional fees                         5,680                      -                  5,680
                                     --------------------------------------------------------------
                     Total Expenses           17,357                  6,528                 23,885

                                     --------------------------------------------------------------
                           Net Loss    $     (17,357)       $        (6,528)       $       (23,885)
                                     ==============================================================

            Weighted Average Shares
           Common Stock Outstanding       12,743,101
                                     ================

          Net Loss Per Common Share
         (Basic and Fully Dilutive)     $     (0.001)
                                     ================



             See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
           From Inception (August 8, 2001) through September 30, 2002



                                                  Common       Common
                                                  Stock        Stock       Paid-In   Accumulated     Total
                                                  Shares       Amount      Capital     Deficit      Equity
                                                ---------------------------------------------------------------
August 8, 2001; common stock
  issued for services; valued
  at $.001 (par value).                           2,500,000  $    2,500    $      -    $      -     $   2,500

September 7, 2001; common
  stock issued for cash;
  valued at $.00167                              10,200,000      10,200        6,800           -        17,000


Contribution to capital                                   -           -          100           -           100

August 19, 2002; common
  stock issued for cash;
  valued at $.05 per share ($18,293)                365,851         366       17,927           -        18,293

Net loss from inception (Aug. 8, 2001)
  through September 30, 2002                              -           -            -     (23,885)      (23,885)

                                                ---------------------------------------------------------------
   Balances at Year Ended September 30, 2002     13,065,851  $   13,066    $  24,827   $ (23,885)   $   14,008
                                                ===============================================================


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                         From Inception     From Inception
                                                         Year Ended     (August 8, 2001)   (August 8, 2001)
                                                        September 30,        through           through
                                                            2002        September 30, 2001 September 30, 2002
                                                       ---------------- ------------------ -----------------
Cash Flows used In Operating Activities:
                                            Net  Loss    $     (17,357)     $      (6,528)    $     (23,885)

     Contributions to capital                                        -                100               100

Expenses not Requiring an Outlay of Cash:
     Common stock issued for services                                -              2,500             2,500

Adjustments to Reconcile Net Income to Net Cash
   Provided by Operations:
     Increase in accounts payable                                  360                  -               360
                                                       ---------------- ------------------ -----------------
                Net Cash used in Operating Activities          (16,997)            (3,928)          (20,925)

Cash Flows Provided by Financing Activities:
     Common stock issued for cash                               18,293             17,000            35,293
                                                       ---------------- ------------------ -----------------
            Net Cash Provided by Financing Activities           18,293             17,000            35,293

                                                       ---------------- ------------------ -----------------
                                 Net Increase in Cash            1,296             13,072            14,368

                          Cash at Beginning of Period           13,072                  -                 -

                                                       ---------------- ------------------ -----------------
                                Cash at End of Period    $      14,368      $      13,072     $      14,368
                                                       ================ ================== =================


     See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

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

The Securities Exchange Commission (SEC) recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies". The SEC defines the most critical accounting policies as those that are most important to the portrayal of a company's financial condition and operating results, and which require management to make its most difficult and subjective judgments, often as a result from the need to make estimates of matters that are inherently uncertain. Based on this definition and the fact that the Company is a "development stage company" and has only recently begun minimal operations, the Company's most critical accounting policies would include the valuation of stock transactions for services and capital obtained through the sale of common stock., Both transactions are reflected in the Statement of Stockholders' Equity. The Company will need to obtain sufficient financial resources to carry out its intended plan of operations. Realization of asset values will eventually be impacted by its ability to raise capital or commence commercially profitable operations.

2. COMMON STOCK

On August 8, 2001, 2,500,000 shares were issued to the Company's founders for services rendered in connection with preparation of the initial registration statement and organization activities performed on behalf of the Company. Currently the Company has authorized 50,000,000 shares common stock with 12,700,000 shares issued and outstanding.

3.  PRIVATE PLACEMENT OF COMMON STOCK

On September 9, 2001, the Company completed a private placement, wherein 10,200,000 shares were issued at $.00167 per share; $17,000 was raised, all of which was used for expenses related to the registration statement filed on November 2, 2001. On August 19, 2002, the Company issued 365,851 shares of common stock at $.05 per share ($ 18,293), thus completing a second private placement. From the second private placement, $3,925 went to general and administrative costs. The remaining balance of $14,368 will fund future operations. The Company intends to continue raising capital in this manner as a means of providing financial resources necessary to bring operations to a level of revenue production.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have not changed our certifying accountants since our inception, nor have we had any disagreements with them on accounting policies or any other matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

     The following is a list of our directors and executive officers and their respective positions. All of the Company's officers currently provide services to the Company on a part-time basis. Each director serves until the next annual meeting of shareholders following his election, and until his successor is elected and qualified, or until his prior death, resignation, or removal.


   NAME              AGE        POSITIONS                SERVICE BEGAN
   ----              ---        ---------                -------------

   Mark Svensson      41       Director, President        August 2001
                               and Treasurer

   Michael Lee        41       Director, Secretary        August 2001


     Michael Lee has served as a director since our inception. He has worked in the computer industry for 15 years, the last nine of which as the owner and operator of Metaphore Computers, a privately-held Apple MacIntosh value added reseller ("VAR") specializing in providing color solutions to the graphics industry . He graduated with his BCOMM from Concordia University in Montreal, Quebec. Mr. Lee currently devotes about 80% of working hours to the affairs of CAP.

     Mark Svensson has served as a director since our inception. He is president and founder of Genesis Industries Corporation Product Development Network, Inc., and Cerulean Technologies, and has been an officer for 17 years. He currently devotes about 12 hours per month to Genesis. He is also Vice President of Cordova Industries, a Canadian Exchange-listed company, to which he devotes about five hours per week. Mr. Svensson is a senior member of the Society of Manufacturing Engineers, and has twenty years experience in product development specializing in plastics. He currently devotes about 20 hours per week to the business of CAP.

     To our knowledge, no individual officer, director or control person required to file reports under Section 16(a) of the Exchange Act is delinquent in any such filing.

ITEM 10. EXECUTIVE COMPENSATION

     To date, none of our executives has received any compensation from the Company. We expect that when the company's resources permit we will implement some kind of executive compensation plan that will be consistent with customary practices for similar responsibilities in similar companies.

     We have not entered into any employment contracts or other written agreements with any executive.

     We do not currently have a plan for incentive-based or other stock option awards or grants to executive officers or employees, nor any specific plans to implement one.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth the beneficial ownership of common stock as of November 30, 2002 by (i) each director, (ii) each of the named executive officers, (iii) all directors and executive officers of CAP as a group, and (iv) all persons known by the Board of Directors to be beneficial owners of more than five percent of the outstanding common stock.

================================================================================
                                                                 Percent Of
                                    Number Of Shares Of         Common Stock
Name                                Common Stock Owned              Owned
------------------------------- ------------------------- ----------------------

Mark Svensson                            1,250,000                   9.6%
Michael Lee                              1,250,000                   9.6%
------------------------------- ------------------------- ----------------------

All directors and executive
  officers as a group                    2,500,000                  19.1%*
--------------------------------------------------------------------------------
* Percentages are rounded

     There are no warrants, options or convertible securities outstanding. To our knowledge, there are no voting agreements among our shareholders, nor any arrangements that may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 8, 2001, we issued 1,250,000 shares of our common stock each to our two founding officers, Michael Lee and Mark Svensson, as compensation for services contributed to the company in connection with our organization and business planning. No other related-party transactions have occurred or are contemplated that may be disclosable Item 104 of Regulation SB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

        None.

Exhibits

  Exhibit
  Number            Description Of Exhibit
 --------        ---------------------------

    3.1          Articles of Incorporation*

    3.2          By-Laws*

--------------------------------------------
* Incorporated by reference to the corresponding exhibit within the company's Form SB-2 filed on E.D.G.A.R. November 2, 2001.

ITEM 14. PROCEDURES AND CONTROLS

(a) Evaluation of disclosure controls and procedures.

     The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

(b) Changes in internal controls.

     The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.


                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAP CENTRAL ACCESS POINT, INC.

December 9, 2002                             By: /s/ Mark Svensson
-----------------                            ---------------------------
Date                                         President, Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     SIGNATURE                      TITLE                            DATE
     ---------                      -----                            ----


/s/ Mark Svensson             President, Treasurer                12/09/02
-----------------------       Director



/s/ Michael Lee               Secretary, Director                 12/09/02
-----------------------

                                 CERTIFICATIONS

I, Mark Svensson, certify that:

1. I have reviewed this annual report on Form 10-KSB of [identify registrant];

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 9, 2002                           /s/ Mark Svensson
----------------------                     -----------------------------------
Date                                       Chief Executive Officer

I, Mark Svensson, certify that:

1. I have reviewed this annual report on Form 10-KSB of [identify registrant];

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 9, 2002                           Mark Svensson
----------------------                     -----------------------------------
Date                                       Chief Financial Officer