Form 10QSB
period 2002-12-31
CAP CENTRAL ACCESS POINT INC
filed 2003-02-13
CIK 1160711

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________



                         Commission file number: 000-49622



                         CAP Central Access Point, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Nevada                                      88-0504522
--------------------------------------------------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)


      1973 N. Nellis Blvd., Suite 114, Las Vegas, Nevada          89115
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (702)595-7683
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 1, 2002: 13,065,851

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                  [LETTERHEAD]
                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009


Board of Directors and Stockholders
CAP Central Access Point, Inc.
(A Development Stage Company)
Las Vegas, NV

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheet of CAP Central Access Point, Inc. (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the three months ended December 31, 2002 and 2001, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of CAP Central Access Point, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



Randy Simpson, CPA, P.C.
A Professional Corporation
February 12, 2003
Sandy, Utah

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       Dec. 31,
                                                         2002
                                                      ---------
         ASSETS                                      (Unaudited)

Current Assets:
     Cash                                             $  12,564
                                                      ---------
           Total Current Assets                          12,564

                                                      ---------
           Total Assets                               $  12,564
                                                      =========

        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Loans from officers                              $     709
                                                      ---------
           Total Current Liabilities                        709

Stockholders' Equity:
     Common stock, $.001 par value; authorized
        50,000,000 shares, issued and outstanding
        12,700,000 shares at March 31, 2002 and
        at September 30, 2001                            13,066

           Paid-in Capital                               24,827
           Accumulated Deficit                          (26,037)
                                                      ---------
           Total Stockholders' Equity                    11,856

                                                      ---------
Total Liabilities and Stockholders' Equity            $  12,564
                                                      =========


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    Unaudited
                            STATEMENTS OF OPERATIONS


                                    Three Months         Three Months       From Inception
                                       Ended                 Ended        (August 8, 2001) to
                                    Dec. 31, 2002        Dec. 31, 2001      Dec. 31, 2002
                                   --------------       --------------     ----------------
                                    (Unaudited)           (Unaudited)        (Unaudited)

Income:                             $           -        $           -       $           -
                                   --------------       --------------      --------------
         Total Income                           -                    -                   -

 Expenses:
     Organizational costs           $           -                7,127       $      13,655
     General and adminstrative              1,241                    -               6,448
     Professional fees                        709                    -               5,934
                                   --------------       --------------      --------------
         Total Expenses                     1,950                7,127              26,037

                                   --------------       --------------      --------------
         Net Loss                   $      (1,950)       $      (7,127)      $     (26,037)
                                   ==============       ==============      ==============

         Net Loss  Per Common Share
         (basic and fully dilutive)      $ (0.000)            $ (0.001)
                                   ==============       ==============

         Weighted Average Shares
         Common Stock Outstanding      12,834,312           10,589,655
                                   ==============       ==============


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            FROM INCEPTION (AUGUST 8, 2001) THROUGH DECEMBER 31, 2002
                                   (Unaudited)


                                                             Common        Common
                                                             Stock         Stock       Paid-In     Accumulated    Total
                                                             Shares        Amount      Capital      Deficit       Equity
                                                         --------------- -----------  ----------  ------------  -----------

August 8, 2001; common stock issued for services;
valued at $.001 (par value)                                   2,500,000   $   2,500    $    100     $       -   $    2,600

September 7, 2001; common stock issued in connection
with its initial offering at $.00167 per share               10,200,000      10,200       6,800             -       17,000

Contribution to capital by founders                                   -           -         100             -          100

August 19, 2002; common stock issued in connection
witha private placement; at $.05 per share ($18,293)            365,851         366      17,927             -       18,293

     Net loss from inception (August 8, 2001)
       through December 31, 2002                                      -           -           -       (26,037)     (26,037)

                                                         --------------- -----------  ----------  ------------  -----------
                   Balances at December 31, 2002             13,065,851  $   13,066   $  24,827    $  (26,037)  $   11,856
                                                         =============== ===========  ==========  ============  ===========


               See Accompanying Notes to the Financial Statements.

                          CAP CENTRAL ACCESS POINT INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three Months        Three Months         From Inception
                                                            Ended               Ended         (August 8, 2001) to
                                                        Dec. 31, 2002       Dec. 31, 2001        Dec. 31, 2002
                                                      -----------------   -----------------    -------------------

Cash Flows Used In Operating Activities:
    Net  Loss                                             $   (1,950)         $   (7,127)           $  (26,037)

Expenses not requiring cash:
     Common stock issued for services                              -                   -                 2,500

Adjustments to Reconcile Net Los
  to Cash Flows used in Operations:

     Increase (decrease) in prepaid expenses                       -                (568)                    -
     (Increase) decrease in accounts payable                     349                   -                   709
                                                        --------------      --------------        --------------
        Net Cash used in operating activities                   (349)               (568)                 (709)

Cash Flows provided by Financing Activities:
     Contributions to capital from Company Stockholders            -                   -                   100
     Common stock issued for cash                                  -                   -                35,293
                                                        --------------      --------------        --------------
        Net Cash Provided by Financing Activities                  -                   -                35,393

                                                        --------------      --------------        --------------
            Net Increase (decrease) in Cash                   (1,601)             (7,695)               12,564

            Cash at Beginning of Period                       14,165              13,072                     -

                                                        --------------      --------------        --------------
                 Cash at End of Period                    $   12,564          $    5,377            $   12,564
                                                        ==============      ==============        ==============



              See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

1.   ORGANIZATION AND ACCOUNTING POLICIES

     CAP Central Access Point, Inc. (the Company), was organized on August 8, 2001 as a Nevada corporation, for the purpose of designing, manufacturing and marketing an "Internet Connection Kiosk" (ICK). CAP Central Access Point, Inc. is a development stage company and is currently in process of structuring the Company's marketing plan, as well as designing and engineering the "ICK". The Company's accounting policies are as follows: forming

     1.   The Company uses the accrual method of accounting.

     2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

     3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

     The Securities Exchange Commission (SEC) recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies". The SEC defines the most critical accounting policies as those that are most important to the portrayal of a company's financial condition and operating results, and which require management to make its most difficult and subjective judgments, often as a result from the need to make estimates of matters that are inherently uncertain. Based on this definition and the fact that the Company is a "development stage company" and has only recently begun minimal operations, the Company's most critical accounting policies would include the valuation of stock transactions for services and capital obtained through the sale of common stock. Both transactions are reflected in the Statement of Stockholders' Equity. The Company will need to obtain sufficient financial resources to carry out its intended plan of operations. Realization of asset values will eventually be impacted by its ability to raise capital or commence commercially profitable operations.

2.   COMMON STOCK

     On August 8, 2001, 2,500,000 shares were issued to the Company's founders for services rendered in connection with preparation of the initial registration statement and organization activities performed on behalf of the Company. Currently the Company has authorized 50,000,000 shares common stock with 12,700,000 shares issued and outstanding.

3.   PRIVATE PLACEMENT OF COMMON STOCK

     On September 9, 2001, the Company completed a private placement, wherein 10,200,000 shares were issued at $.00167 per share; $17,000 was raised, all of which was used for expenses related to the registration statement filed on November 2, 2001. On August 19, 2002, the Company issued 365,851 shares of common stock at $.05 per share ($18,293), finalizing their second private placement. As of December 31, 2002, $5,729 of the total proceeds was used for the Company's minimal general and administrative costs. The majority of the remaining $12,564 balance will be utilized for future operations. The Company will continue raising capital in this manner in order to provide the financial resources necessary to bring operations to a level of revenue production.



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

We had hoped to begin placements of fully-operational ICK units by the late summer of 2002. However, we have experienced greater than expected difficulty in securing capital, which we now believe may continue until the equity markets and general investment climate for speculative investments improves. We cannot predict when, if ever, such a market improvement will occur, but until we obtain additional funding our activities will necessarily be limited to further development efforts and limited marketing activities by our officers.

On January 29, 2002 our registration statement under the Securities Act of 1933, as amended, became effective. We are in the process of applying for listing on the NASD Over-the-Counter Bulletin Board (OTC-BB) market. We expect that such listing will facilitate our capital formation efforts, but we cannot be certain of that result or even that we will be successful in achieving the listing.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and General Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAP CENTRAL ACCESS POINT, INC.


Date: February 14, 2003             By: /s/ Mark Svensson
                                    ---------------------------
                                    Mark Svensson
                                    President, Treaurer and a Director


Date: February 14, 2003             By: /s/ Michael Lee
                                    ---------------------------
                                    Michael Lee
                                    Secretary and a Director




                                      -9-
                                 --------------

I, Mark Svensson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CAP Central Access Point, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003

/s/ Mark Svensson
--------------------------
Chief Executive Officer

I, Mark Svensson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CAP Central Access Point, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003

/s/ Mark Svensson
--------------------------
Chief Financial Officer