Form 10QSB/A
period 2002-12-31
CAP CENTRAL ACCESS POINT INC
filed 2003-03-05
CIK 1160711

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

                                AMENDMENT NO. 1


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002: 13,065,851

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



Randy Simpson, CPA, P.C.
A Professional Corporation
February 12, 2003
Sandy, Utah

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       Dec. 31,
                                                         2002
                                                      ---------
         ASSETS                                      (Unaudited)

Current Assets:
     Cash                                             $  12,564
                                                      ---------
           Total Current Assets                          12,564

                                                      ---------
           Total Assets                               $  12,564
                                                      =========

        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Loans from officers                              $     708
                                                      ---------
           Total Current Liabilities                        708

Stockholders' Equity:
     Common stock, $.001 par value; authorized
        50,000,000 shares, issued and outstanding
        12,700,000 shares at March 31, 2002 and
        at September 30, 2001                            13,066

           Paid-in Capital                               24,827
           Accumulated Deficit                          (26,037)
                                                      ---------
           Total Stockholders' Equity                    11,856

                                                      ---------
Total Liabilities and Stockholders' Equity            $  12,564
                                                      =========


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    Unaudited
                            STATEMENTS OF OPERATIONS


                                    Three Months         Three Months       From Inception
                                       Ended                 Ended        (August 8, 2001) to
                                    Dec. 31, 2002        Dec. 31, 2001      Dec. 31, 2002
                                   --------------       --------------     ----------------
                                    (Unaudited)           (Unaudited)        (Unaudited)

Income:                             $           -        $           -       $           -
                                   --------------       --------------      --------------
         Total Income                           -                    -                   -

 Expenses:
     Organizational costs           $           -                6,500       $       6,500
     General and adminstrative              1,441                  195              13,148
     Professional fees                        708                  432               6,389
                                   --------------       --------------      --------------
         Total Expenses                     2,152                7,127              26,037

                                   --------------       --------------      --------------
         Net Loss                   $      (2,152)       $      (7,127)      $     (26,037)
                                   ==============       ==============      ==============

         Net Loss  Per Common Share
         (basic and fully dilutive)       $ (0.00)             $ (0.00)
                                   ==============       ==============

         Weighted Average Shares
         Common Stock Outstanding      13,065,851           12,700,000
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


                                                             Common        Common
                                                             Stock         Stock       Paid-In     Accumulated    Total
                                                             Shares        Amount      Capital      Deficit       Equity
                                                         --------------- -----------  ----------  ------------  -----------

August 8, 2001; common stock issued for services;
valued at $.001 (par value)                                   2,500,000   $   2,500    $      -     $       -   $    2,500

September 7, 2001; common stock issued in connection
with its initial offering at $.00167 per share               10,200,000      10,200       6,800             -       17,000

Contribution to capital by founders                                   -           -         100             -          100

Net loss from inception (Aug. 8, 2001)
through September 30, 2001                                            -           -           -        (6,528)      (6,528)

August 19, 2002; common stock issued in connection
witha private placement; at $.05 per share ($18,293)            365,851         366      17,927             -       18,293

Net loss for the year ended September 30, 2002                        -           -           -       (17,357)     (17,357)

Net loss for the three months ended December 31, 2002                 -           -           -        (2,152)      (2,152)

                                                         --------------- -----------  ----------  ------------  -----------
                   Balances at December 31, 2002             13,065,851  $   13,066   $  24,827    $  (26,037)  $   11,856
                                                         =============== ===========  ==========  ============  ===========


               See Accompanying Notes to the Financial Statements.

                          CAP CENTRAL ACCESS POINT INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three Months        Three Months         From Inception
                                                            Ended               Ended         (August 8, 2001) to
                                                        Dec. 31, 2002       Dec. 31, 2001        Dec. 31, 2002
                                                      -----------------   -----------------    -------------------

Cash Flows Used In Operating Activities:
    Net  Loss                                             $   (2,152)         $   (7,127)           $  (26,037)

Expenses not requiring cash:
     Common stock issued for services                              -                   -                 2,500

Adjustments to Reconcile Net Los
  to Cash Flows used in Operations:

     Increase (decrease) in prepaid expenses                       -                (568)                    -
     (Increase) decrease in accounts payable                     349                   -                   709
                                                        --------------      --------------        --------------
        Net Cash used in operating activities                   (349)             (7,695)              (22,829)

Cash Flows provided by Financing Activities:
     Contributions to capital from Company Stockholders            -                   -                   100
     Common stock issued for cash                                  -                   -                35,293
                                                        --------------      --------------        --------------
        Net Cash Provided by Financing Activities                  -                   -                35,393

                                                        --------------      --------------        --------------
            Net Increase (decrease) in Cash                   (1,803)             (7,695)               12,564

            Cash at Beginning of Period                       14,368              13,072                     -

                                                        --------------      --------------        --------------
                 Cash at End of Period                    $   12,564          $    5,377            $   12,564
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

                                    CAP CENTRAL ACCESS POINT, INC.


Date: March 4, 2003                 By: /s/ Mark Svensson
                                    ---------------------------
                                    Mark Svensson
                                    President, Treaurer and a Director


Date: March 4, 2003                 By: /s/ Michael Lee
                                    ---------------------------
                                    Michael Lee
                                    Secretary and a Director




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


Date: March 4, 2003

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


Date: March 4, 2003

/s/ Mark Svensson
--------------------------
Chief Financial Officer