Form 10QSB
period 2003-03-31
CAP CENTRAL ACCESS POINT INC
filed 2003-05-14
CIK 1160711

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended March 31, 2003

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

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                  [LETTERHEAD]
                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009





Board of Directors and Stockholders
CAP Central Access Point, Inc.
(A Development Stage Company)
Las Vegas, NV

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheet of CAP Central Access Point, Inc. (A Development Stage Company) as of March 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the six months ended March 31, 2003, 2002, and from the period of inception (August 8, 2002) through March 31, 2003, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of CAP Central Access Point, Inc.

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



Randy Simpson, CPA, P.C.
A Professional Corporation
May 6, 2003
Sandy, Utah

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                      March 31,
                                                         2003
                                                      ---------
         ASSETS                                      (Unaudited)

Current Assets:
     Cash                                             $  11,410
                                                      ---------
           Total Current Assets                          11,410

                                                      ---------
           Total Assets                               $  11,410
                                                      =========

        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                 $       -
                                                      ---------
           Total Current Liabilities                          -

Stockholders' Equity:
     Common stock, $.001 par value; authorized
        50,000,000 shares, issued and outstanding
        13,065,851 shares at March 31, 2003              13,066

           Paid-in Capital                               24,827
           Accumulated Deficit                          (26,483)
                                                      ---------
           Total Stockholders' Equity                    11,410

                                                      ---------
Total Liabilities and Stockholders' Equity            $  11,410
                                                      =========


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    Unaudited
                            STATEMENTS OF OPERATIONS


                                     Six Months          Six Months        From Inception
                                       Ended                 Ended       (August 8, 2001) to
                                   March 31, 2003       March 31, 2002      March 31, 2003
                                   --------------       --------------     ----------------
                                    (Unaudited)           (Unaudited)        (Unaudited)

Income:                             $           -        $           -       $           -
                                   --------------       --------------      --------------
         Total Income                           -                    -                   -

 Expenses:
     Organizational costs           $           -                6,500       $       6,500
     General and adminstrative              1,890                1,051              13,594
     Professional fees                        708                4,745               6,389
                                   --------------       --------------      --------------
         Total Expenses                     2,598               12,296              26,483

                                   --------------       --------------      --------------
         Net Loss                   $      (2,598)       $     (12,296)      $     (26,483)
                                   ==============       ==============      ==============

         Net Loss  Per Common Share
         (basic and fully dilutive)      $ (0.00)             $ (0.00)
                                   ==============       ==============

         Weighted Average Shares
         Common Stock Outstanding      13,065,851           12,700,000
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


                                                             Common        Common
                                                             Stock         Stock       Paid-In     Accumulated    Total
                                                             Shares        Amount      Capital      Deficit       Equity
                                                         --------------- -----------  ----------  ------------  -----------

August 8, 2001; common stock issued for services;
valued at $.001 (par value)                                   2,500,000   $   2,500    $    100     $       -   $    2,600

September 7, 2001; common stock issued in connection
with its initial offering at $.00167 per share               10,200,000      10,200       6,800             -       17,000

Contribution to capital by founders                                   -           -         100             -          100

     Net loss from inception (August 8, 2001)
       through September 30, 2001                                     -           -           -        (6,528)      (6,528)

August 19, 2002; common stock issued in connection
witha private placement; at $.05 per share ($18,293)            365,851         366      17,927             -       18,293

     Net loss for the year ended September 30, 2002

     Net loss for the six months ended March 31, 2003                 -           -           -        (2,598)      (2,598)

                                                         --------------- -----------  ----------  ------------  -----------
                   Balances at March 31, 2003                13,065,851  $   13,066   $  24,827    $  (26,483)  $   11,410
                                                         =============== ===========  ==========  ============  ===========


               See Accompanying Notes to the Financial Statements.

                          CAP CENTRAL ACCESS POINT INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months          Six Months         From Inception
                                                            Ended               Ended         (August 8, 2001) to
                                                        March 31, 2003      March 31, 2002       March 31, 2003
                                                      -----------------   -----------------    -------------------

Cash Flows Used In Operating Activities:
    Net  Loss                                             $   (2,598)         $  (12,296)           $  (26,483)

Expenses not requiring cash:
     Common stock issued for services                              -                   -                 2,500

Adjustments to Reconcile Net Los
  to Cash Flows used in Operations:

     Increase (decrease) in prepaid expenses                       -                (255)                    -
     (Increase) decrease in accounts payable                     360                   -                     -
                                                        --------------      --------------        --------------
        Net Cash used in operating activities                 (2,958)            (12,551)              (23,983)

Cash Flows provided by Financing Activities:

     Increase (decrease) in loans from officers                    -               2,500                     -
     Contributions to capital from Company Stockholders            -                   -                   100
     Common stock issued for cash                                  -                   -                35,293
                                                        --------------      --------------        --------------
        Net Cash Provided by Financing Activities                  -               2,500                35,393
                                                        --------------      --------------        --------------
            Net Decrease in Cash                              (2,958)            (10,051)               11,410

            Cash at Beginning of Period                       14,368              13,072                     -

                                                        --------------      --------------        --------------
                 Cash at End of Period                    $   11,410          $    3,021            $   11,410
                                                        ==============      ==============        ==============



              See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003

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

                                    CAP CENTRAL ACCESS POINT, INC.


Date: May 14, 2003                  By: /s/ Mark Svensson
                                    ---------------------------
                                    Mark Svensson
                                    President, Treaurer and a Director


Date: May 14, 2003                  By: /s/ Michael Lee
                                    ---------------------------
                                    Michael Lee
                                    Secretary and a Director

                                 CERTIFICATIONS
                                 --------------

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


Date: May 14, 2003

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


Date: May 14, 2003

/s/ Mark Svensson
--------------------------
Chief Financial Officer