Form 10QSB
period 2003-06-30
CAP CENTRAL ACCESS POINT INC
filed 2003-08-14
CIK 1160711

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended June 30, 2003

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


                                 (702)396-2135
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2003: 13,065,851

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                  [LETTERHEAD]
                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                              Phone (801) 572-3009
                               Fax (801) 606-2895


Board of Directors and Stockholders
CAP Central Access Point, Inc.
(A Development Stage Company)
Las Vegas, NV

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheet of CAP Central Access Point, Inc. (A Development Stage Company) as of June 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the nine months ended June 30, 2003 and June 30, 2002, and from the period of inception (August 8, 2001) through June 30, 2003, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of CAP Central Access Point, Inc.

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



Randy Simpson, CPA, P.C.
A Professional Corporation
August 12, 2003
Sandy, Utah

                     CAP CENTRAL ACCESS POINT, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                             BALANCE SHEET
                              (Unaudited)

                                 ASSETS                 June 30,
                                                          2003
                                                      ------------
Current Assets:
     Cash                                             $       175
                                                      ------------
                 Total Current Assets                         175

                                                      ------------
                         Total Assets                 $       175
                                                      ============

             LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                 $         -
                                                      ------------
                        Total Current
                          Liabilities                           -

Stockholders' Equity:
     Common stock, $.001 par value;
       authorized 50,000,000 shares,
       issued and outstanding 13,065,851
       shares at June 30, 2003.                            13,066

                      Paid-In Capital                      24,827

           Deficit Accumulated During
                    Development Stage                     (37,718)
                                                      ------------
           Total Stockholders' Equity                         175

                                                      ------------
                Total Liabilities
                and Stockholders' Equity              $       175
                                                      ============


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Nine Months       Nine Months      Three Months    Three Months    From Inception
                                      Ended             Ended            Ended           Ended       (Aug. 8, 2001) to
                                  June 30, 2003     June 30, 2002    June 30, 2003   June 30, 2002    June 30, 2003
                                 ----------------- ----------------- --------------- --------------- -----------------
Income:                               $         -       $         -      $       -       $       -       $         -
                                 ----------------- ----------------- --------------- --------------- -----------------

                    Total Income                -                 -               -               -                 -

 Expenses:
     Organizational costs             $                 $     6,500       $       -      $        -      $      6,500
     General and administrative             2,742             1,631             853             580            14,447
     Consulting                            10,000                 -          10,000               -            10,000
     Professional fees                      1,091             5,462             382             718             6,771
                                 ----------------- ----------------- --------------- --------------- -----------------
                  Total Expenses           13,833            13,593          11,235           1,298            37,718

                                 ----------------- ----------------- --------------- --------------- -----------------
                        Net Loss      $   (13,833)      $   (13,593)      $ (11,235)       $ (1,298)        $ (37,718)
                                 ================= ================= =============== =============== =================

      Net Loss  Per Common Share
       (Basic and Fully Dilutive)         $ (0.00)          $ (0.00)        $ (0.00)        $ (0.00)
                                 ================= ================= =============== ===============

         Weighted Average Shares
        Common Stock Outstanding       13,065,851        12,700,000      13,065,851      12,700,000
                                 ================= ================= =============== ===============



               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
              From Inception (August 8, 2001) through June 30, 2003



                                                              Common       Common
                                                               Stock       Stock     Paid-In    Accumulated     Total
                                                              Shares       Amount    Capital      Deficit      Equity
                                                            ------------ ---------------------- -------------------------
August 8, 2001; common stock isued for services;
valued at $.001 (par value).                                  2,500,000    $  2,500   $      -     $       -  $    2,500

September 7, 2001; common stock issued  in connection
with its initial offering at  $.00167 per share              10,200,000      10,200      6,800             -      17,000


Contribution to capital by founders                                   -           -        100             -         100

Net loss from inception (Aug. 8, 2001)
through September 30, 2001                                                                   -        (6,528)     (6,528)

August 19, 2002; common stock issued in
connection with a private placement;
at $.05 per share   ($18,293)                                   365,851         366     17,927             -      18,293

Net loss for the year ended September 30, 2002                        -           -          -       (17,357)    (17,357)

Net loss for the nine months ended June 30, 2003                      -           -          -       (13,833)    (13,833)

                                                            ------------ ---------------------- -------------------------
Balances at June 30, 2003                                    13,065,851    $ 13,066   $ 24,827     $ (37,718)  $     175
                                                            ============ ====================== =========================


               See Accompanying Notes to the Financial Statements.

                CAP CENTRAL ACCESS POINT, INC.
                (A DEVELOPMENT STAGE COMPANY)

                   STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                                              Nine Months      Nine Months     From Inception
                                                                 Ended            Ended       (Aug. 8, 2001) to
                                                             June 30, 2003    June 30, 2002    June 30, 2003
                                                            ---------------------------------------------------
Cash Flows used In Operating Activities:
                                             Net  Loss          $    (13,833)    $    (13,593)    $    (37,718)

Expenses not Requiring an Outlay of Cash:
     Common stock issued for services                                      -                -            2,500

Adjustments to Reconcile Net Loss
     to Cash Flows used in Operations:
     Increase (decrease) in accounts payable                            (360)               -                -
                                                            ---------------------------------------------------
                 Net Cash used in Operating Activities               (14,193)         (13,593)         (35,218)

Cash Flows Provided by Financing Activities:
     Increase (decrease) in loans from officers                            -            2,500                -
     Contributions to capital from Company stockholders                    -                -              100
     Common stock issued for cash                                          -                -           35,293
                                                            ---------------------------------------------------
             Net Cash Provided by Financing Activities                     -            2,500           35,393

                                                            ---------------------------------------------------
                                  Net Decrease in Cash               (14,193)         (11,093)             175

                           Cash at Beginning of Period                14,368           13,072                -

                                                            ---------------------------------------------------
                                 Cash at End of Period          $        175    $       1,979      $       175
                                                            ===================================================


              See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003


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

3. PRIVATE PLACEMENT OF COMMON STOCK

On September 9, 2001, the Company completed a private placement, wherein 10,200,000 shares were issued at $.00167 per share; $17,000 was raised, all of which was used for expenses related to the registration statement filed on November 2, 2001. On August 19, 2002, the Company issued 365,851 shares of common stock at $.05 per share ($18,293), finalizing their second private placement. Proceeds have since been utilized for the Company's continued development, as well as minimal general and administrative costs incurred.


The Company anticipates raising future capital in the same manner, thus insuring their continued existence. Proceeds generated through future private placement of the Company's common stock will be utilized as financial resources needed to sustain continual operational development until a level capable of revenue production is reached.


4. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". In addition, the Company complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, SFAS 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, which require the award to be recorded at its fair value.


5.  J. MEUSE CONSULTING AGREEMENT

In connection with the a recent decision to widen their securities marketing opportunities, the Company entered into a consulting agreement with J. Meuse, a consultant specializing in the education and assistance in meeting public company requirements. In accordance with the contractual terms, the agreement was finalized on June 1, 2003, with the Company's payment of $10,000 in exchange for Meuse's promise to educate and assist the Company in acquiring "Public Company" status.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of 2004. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on the Company's results of operations or financial position.

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

                                    CAP CENTRAL ACCESS POINT, INC.


Date: May 14, 2003                  By: /s/ Mark Svensson
                                    ---------------------------
                                    Mark Svensson
                                    President, Treaurer and a Director


Date: August 14, 2003               By: /s/ Michael Lee
                                    ---------------------------
                                    Michael Lee
                                    Secretary and a Director

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

Date: August 14, 2003

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

Date: August 14, 2003

/s/ Mark Svensson
--------------------------
Chief Financial Officer