Form 10KSB
period 2003-09-30
CAP CENTRAL ACCESS POINT INC
filed 2003-11-24
CIK 1160711

SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          Annual Report Pursuant to the Securities Exchange Act of 1934

                  For the fiscal year ended: September 30, 2003

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



                 1973 N. Nellis Blvd. #114, Las Vegas, NV 89115
         ---------------------------------------------------------------
               (Address of principal place of business or intended
                          principal place of business.)


                   Registrant's Telephone Number: (702)306-2135


          Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class: None

                 Name of each exchange on which registered: N/A

          Securities registered pursuant to Section 12(g) of the Act:

                 Title of each class:  Common Stock, No Par Value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement sfor the past 90 days. [X] Yes       [ ] No

[ ] Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


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

     As of 30 November 15, 2003 the Company had 13,065,851 common shares issued and outstanding, with a total of 10,565,851 owned by non-affiliates. There is currently no trading market for the shares.


    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 14(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  [ ] Yes       [ ] No


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of 30 November 30, 2002 the Company had 13,065,851 shares of common stock, $.001 par value issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     None.


Transitional Small Business Disclosure Format:

            [  ] Yes                [X]  No

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
              ----------------------------------------------------

This report, including the documents incorporated by reference, contains statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as "expect," "believe," "intend," "will," and similar expressions.

Readers are cautioned not to place undue reliance on any forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors, many of which are outside our control. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of those statements should not be regarded as a representation by us or any other person that the results expressed in the statements will be achieved. In addition, we assume no obligation publicly to update or revise any forward-looking statements, whether because of new information or events, or otherwise.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

     CAP Central Access Point, Inc. was incorporated under the laws of the state of Nevada on August 8, 2001. On September 7, 2001 we completed a private placement of 10,200,000 shares of our $.001 par value common stock to 17 shareholders, producing net proceeds of $17,000.00, substantially all of which we used to cover expenses relating to our registration statement under the Securities Act. In August of 2002 we completed a second private placement for $18,293, the proceeds of which have covered our operating expenses to date.

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

ITEM 2. DESCRIPTION OF PROPERTY

     We do not currently own any real property, nor do we contemplate purchasing property in the foreseeable future. We have not yet established policies for purchasing, holding, or disposing of real property. At present, we conduct all of our activities from space provided to us free of charge in the respective homes of our officers, and from a commercial office suite at 1973 N. Nellis Blvd., #114, Las Vegas, Nevada, 89115. We expect these facilities to suffice for our needs until we have obtained further funding and significantly increased the level of our business activity.

ITEM 3. LEGAL PROCEEDINGS

     To our knowledge, there are no legal proceedings pending or threatened involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the period.



                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     As of November 15, 2003, we had a total of 13,065,851 shares of common stock issued and outstanding.

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

We believe that 13,065,851 shares of common stock, or 100% of the total issued and outstanding shares, are restricted securities within the meaning of Rule 144 promulgated under the Securities Exchange Act of 1934, as amended. In November 2001 we filed a registration statement on behalf of 17 selling shareholders holding in the aggregate 10,200,000 shares. That registration statement became effective January 29, 2002, making all of those shares eligible for public sale into the market. An additional 365,851 shares issued in private placements transactions may have become eligible for resale under Rule 144 in August of 2003. Should shares offered for sale exceed the number of shares buyers are bidding to purchase, our stock price will most likely go down, and it may be impossible for you to sell your shares at a favorable price, if at all.


Holders of Common Stock.

     As of November 30, 2003, there were 38 record holders of our common stock. This number does not include stockholders for whom shares were held in a nominee or street name.

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

     We have not yet determined the total amount of capital that will be needed to fund our operations to the point of producing revenues. From our inception August 8, 2001, we have incurred an accumulated operating deficit of $38,480, substantially all of which was for organization costs, administratrive expenses, and professional fees in connection with a registration of securities and meeting our public company filing obligations. We expect to continue to incur losses for the foreseeable future. However, we do not plan to incur any significant product development, marketing, or other business development costs until such time as we have worked out a detailed budget and cash flow projections, and have received commitments for the required financing from private investors, underwriters, banks, venture capital firms, or some combination of sources.

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

We originally expected to begin placements of fully-operational ICK units by early to mid 2003; however, because we still have not received funding commitments we were unable to meet that goal. In order to begin placements of units, we will have to succeed in (a) raising capital of $150,000 - $250,000,
(b) reaching satisfactory agreements with suppliers and manufacturers, and (c) finalizing agreements with owners or managers of suitable locations. Ideally, we would like to have our maintenance-support contractor in place as well, to better ensure a favorable experience for the early location owners. Based on the current status of discussions and negotiations with the various parties, we believe the early to mid 2003 goal is reasonable; however, the accomplishment of each of these milestones remains uncertain. If we are unable to raise sufficient capital to achieve these milestones, we will continue to focus our efforts to refine and improve or kiosk designs, while our executive officers prospect for investment capital.

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

ITEM 7. FINANCIAL STATEMENTS

                             RANDY SIMPSON CPA, P.C.
                            11775 SOUTH NICKLAUS ROAD
                                SANDY, UTAH 84092
                           FAX & PHONE (801) 572-3009

Board of Directors and Stockholders
CAP Central Access Point, Inc.
(A Development Stage Company)
Las Vegas, NV

INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheet of CAP Central Access Point, Inc. (A Development Stage Company) as of September 30, 2003, and the related statements of operations, shareholders' equity and cash flows for the year ended September 30, 2003, and from inception (August 8, 2001) through September 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of CAP Central Access Point, Inc. (a Development Stage Company) as of September 30, 2003, and the results of operations, shareholders' equity and cash flows for the year ended September 30, 2003, and from inception (August 8, 2001) through September 30, 2003, in conformity with generally accepted accounting principles.

Randy Simpson, CPA, P.C.
A Professional Corporation

November 8, 2003
Sandy, Utah

                      CAP CENTRAL ACCESS POINT, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET

                                                   SEPTEMBER 30,
                                                       2003
                          ASSETS                  -------------
Current Assets:
     Cash                                           $      413
                                                  -------------
                            Total Current Assets           413

                                                  -------------
                                    Total Assets    $      413
                                                  =============

                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                               $        -
                                                  -------------
                       Total Current Liabilities             -

Stockholders' Equity:
     Common stock, $.001 par value;
        authorized 50,000,000 shares,
        issued and outstanding 13,065,851
        shares at September 30, 2003.                   13,066

                                 Paid-In Capital        25,827
    Deficit Accumulated During Development Stage       (38,480)
                                                  -------------
                      Total Stockholders' Equity           413

                                                 --------------
      Total Liabilities and Stockholders' Equity   $       413
                                                 ==============


             See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                              FROM INCEPTION
                                              YEAR ENDED       YEAR ENDED    (AUGUST 8, 2001)
                                             SEPTEMBER 30,    SEPTEMBER 30,       THROUGH
                                                 2003              2002       SEPT. 30, 2003
                                            --------------- ---------------- -----------------
Income:                                      $           -   $            -   $             -
                                            --------------- ---------------- -----------------
                            Total Income                 -                -                 -

 Expenses:
     Organizational costs                                -                -             6,500
     General and administrative                      3,504           11,677            15,209
     Consulting                                     10,000                -            10,000
     Professional fees                               1,091            5,680             6,771
                                            --------------- ---------------- -----------------
                          Total Expenses            14,595           17,357            38,480

                                            --------------- ---------------- -----------------
                                Net Loss     $     (14,595)  $      (17,357)  $       (38,480)
                                            =============== ================ =================

                 Weighted Average Shares
                Common Stock Outstanding        12,743,101        6,350,000
                                            =============== ================

               NET LOSS PER COMMON SHARE    --------------- ----------------
               (Basic and Fully Dilutive)      $ (0.001)        $ (0.003)
                                            =============== ================


             See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
           From Inception (August 8, 2001) through September 30, 2002



                                                  Common       Common
                                                  Stock        Stock       Paid-In   Accumulated     Total
                                                  Shares       Amount      Capital     Deficit      Equity
                                                ---------------------------------------------------------------
August 8, 2001; common stock
  issued for services; valued
  at $.001 (par value).                           2,500,000  $    2,500    $      -    $      -     $    2,500

September 7, 2001; common
  stock issued for cash;
  valued at $.00167                              10,200,000      10,200        6,800           -        17,000


Contribution to capital                                   -           -          100           -           100

August 19, 2002; common
  stock issued for cash;
  valued at $.05 per share ($18,293)                365,851         366       17,927           -        18,293

Net loss from inception (Aug. 8, 2001)
  through September 30, 2001                              -           -            -      (6,528)

Net loss for the year ended
  September 30, 2002                                      -           -            -     (17,357)

Contribution to capital by founders                       -           -        1,000           -         1,000

Net loss for the year ended
   September 30, 2003                                     -           -            -     (14,595)      (38,480)

                                                ---------------------------------------------------------------
   Balances at Year Ended September 30, 2002     13,065,851  $   13,066    $  25,827   $ (38,480)   $      413
                                                ===============================================================


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                   FROM INCEPTION
                                                         YEAR ENDED    YEAR ENDED  (AUG. 8, 2001)
                                                          SEPT. 30,     SEPT. 30,     THROUGH
                                                             2003         2002      SEPT. 30, 2003
                                                        ------------  -------------  ------------
Cash Flows used in Operating Activities:
                                          NET  LOSS       $ (14,595)     $ (17,357)    $ (38,480)

Expenses not Requiring an Outlay of Cash:
     Common stock issued for services                             -              -         2,500

Adjustments to Reconcile Net Loss to Net Cash
   Used in Operations:

     Increase in accounts payable                              (360)           360             -
                                                        ------------  -------------  ------------
              Net Cash used in Operating Activities         (14,955)       (16,997)      (35,980)

Cash Flows Provided by Financing Activities:
     Increase in capital contributed
         by Company shareholders                              1,000              -         1,100
     Common stock issued for cash                                 -         18,293        35,293
                                                        ------------  -------------  ------------
          Net Cash Provided by Financing Activities           1,000         18,293        36,393

                                                        ------------  -------------  ------------
                               NET INCREASE IN CASH         (13,955)         1,296           413

                        Cash at Beginning of Period          14,368         13,072             -

                                                        ------------  -------------  ------------
                              Cash at End of Period           $ 413       $ 14,368         $ 413
                                                        ============  =============  ============


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

2. COMMON STOCK

On August 8, 2001, 2,500,000 shares were issued to the Company's founders for services rendered in connection with preparation of the initial registration statement and organization activities performed on behalf of the Company. Currently the Company has authorized 50,000,000 shares common stock with 13,065,851 shares issued and outstanding.

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

The Company anticipates raising future capital in the same manner. Proceeds generated through future private placement of the Company's common stock will be utilized as financial resources needed to sustain continual operational development until a level capable of revenue production is reached.

4. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". In addition, the Company complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, SFAS 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, which requires the award to be recorded at its fair value.

5.  J. MEUSE CONSULTING AGREEMENT

In connection with the a recent decision to widen their securities marketing opportunities, the Company entered into a consulting agreement with J. Meuse, a consultant specializing in the education and assistance in meeting public company requirements. In accordance with the contractual terms, the agreement was finalized on June 1, 2003, when the Company paid $10,000 in exchange for Meuse's promise to educate and assist the Company in acquiring "Public Company" status.

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

     Mark Svensson, President and a Director, and Michael Lee, Secretary and a Director, failed to timely file Form 5 for the fiscal year ended September 30, 2003. Both reports have been filed as of this date, and we know of no other delinquencies in Section 16(a) reporting.

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

November 24, 2003                            By: /s/ Mark Svensson
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


     SIGNATURE                      TITLE                            DATE
     ---------                      -----                            ----


/s/ Mark Svensson             President, Treasurer                11/24/03
-----------------------       Director



/s/ Michael Lee               Secretary, Director                 11/24/03
-----------------------

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


November 24, 2003                          /s/ Mark Svensson
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


November 24, 2003                          Mark Svensson
----------------------                     -----------------------------------
Date                                       Chief Financial Officer