Form 10QSB
period 2003-12-31
CAP CENTRAL ACCESS POINT INC
filed 2004-02-13
CIK 1160711

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 2003

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


                                 (702)306-2135
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                  [LETTERHEAD]
                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                              Phone (801) 572-3009
                               Fax (801) 606-2895


Board of Directors and Stockholders
CAP Central Access Point, Inc.
(A Development Stage Company)
Las Vegas, NV

INDEPENDENT AUDITORS' REVIEW

I have reviewed the accompanying balance sheet of CAP Central Access Point, Inc. (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the three months ended December 31, 2003 and December 31, 2002, and from the period of inception (August 8, 2001) through December 31, 2003, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of CAP Central Access Point, Inc.

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



Randy Simpson, CPA, P.C.
A Professional Corporation
February 11, 2004
Sandy, Utah

                     CAP CENTRAL ACCESS POINT, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                             BALANCE SHEET
                              (Unaudited)

                                 ASSETS               December 31,
                                                          2003
                                                      ------------
Current Assets:
     Cash                                             $       128
                                                      ------------
                 Total Current Assets                         128

                                                      ------------
                         Total Assets                 $       128
                                                      ============

             LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                 $       652
     Advances from Officers                                 2,700
                                                      ------------
                        Total Current                 $     3,352
                          Liabilities                           -

Stockholders' Equity:
     Common stock, $.001 par value;
       authorized 50,000,000 shares,
       issued and outstanding 13,065,851
       shares at June 30, 2003.                            13,066

                      Paid-In Capital                      24,827

           Deficit Accumulated During
                    Development Stage                     (41,117)
                                                      ------------
           Total Stockholders' Equity                      (3,224)

                                                      ------------
                Total Liabilities
                and Stockholders' Equity              $       128
                                                      ============


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three Months    Three Months    From Inception
                                      Ended           Ended       (Aug. 8, 2001) to
                                  Dec. 31, 2003   Dec. 31, 2002    Dec. 31, 2003
                                  --------------- --------------- -----------------
Income:                               $       -       $       -       $         -
                                  --------------- --------------- -----------------

                    Total Income               -               -                 -

 Expenses:
     Organizational costs              $       -      $        -      $      6,500
     General and administrative            1,099           1,444            16,308
     Consulting                                                -            10,000
     Professional fees                     1,538             708             8,309
                                  --------------- --------------- -----------------
                  Total Expenses           2,637           2,152            41,117

                                  --------------- --------------- -----------------
                        Net Loss       $  (2,637)       $ (2,152)        $ (41,117)
                                  =============== =============== =================

      Net Loss  Per Common Share
       (Basic and Fully Dilutive)        $ (0.00)        $ (0.00)
                                  =============== ===============

         Weighted Average Shares
        Common Stock Outstanding      13,065,851      13,065,851
                                  =============== ===============



               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
            From Inception (August 8, 2001) through December 31, 2003



                                                              Common       Common
                                                               Stock       Stock     Paid-In    Accumulated     Total
                                                              Shares       Amount    Capital      Deficit      Equity
                                                            ------------ ---------------------- ------------- -----------
August 8, 2001; common stock isued for services;
valued at $.001 (par value).                                  2,500,000    $  2,500   $      -     $       -  $    2,500

September 7, 2001; common stock issued  in connection
with its initial offering at  $.00167 per share              10,200,000      10,200      6,800             -      17,000


Contribution to capital by founders                                   -           -        100             -         100

Net loss from inception (Aug. 8, 2001)
through September 30, 2001                                                                   -        (6,528)     (6,528)

August 19, 2002; common stock issued in
connection with a private placement;
at $.05 per share   ($18,293)                                   365,851         366     17,927             -      18,293

Net loss for the year ended September 30, 2002                        -           -          -       (17,357)    (17,357)

Net loss for the year ended September 30, 2003                        -           -          -       (14,595)    (14,595

Net loss for the three months ended December 31, 2003                 -           -          -        (2,637)     (2,637)

                                                            ------------ ---------------------- ------------- -----------
Balances at December 31, 2003                                13,065,851    $ 13,066   $ 24,827     $ (41,117)  $  (3,224)
                                                            ============ ====================== =========================


               See Accompanying Notes to the Financial Statements.

                CAP CENTRAL ACCESS POINT, INC.
                (A DEVELOPMENT STAGE COMPANY)

                   STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                                              Nine Months      Nine Months     From Inception
                                                                 Ended            Ended       (Aug. 8, 2001) to
                                                             Dec. 31, 2003    Dec. 31, 2002     Dec. 31, 2003
                                                            ---------------------------------------------------
Cash Flows used In Operating Activities:
                                             Net  Loss          $     (2,637)    $     (2,152)    $    (41,117)

Expenses not Requiring an Outlay of Cash:
     Common stock issued for services                                      -                -            2,500

Adjustments to Reconcile Net Loss
     to Cash Flows used in Operations:
     Increase (decrease) in accounts payable                            (360)               -                -
                                                            ---------------------------------------------------
                 Net Cash used in Operating Activities                (1,985)          (1,803)         (37,965)

Cash Flows Provided by Financing Activities:
     Contributions to capital from Company stockholders                                                    100
     Increase (decrease) in loans from officers                        2,700                -            2,700
     Decrease in capital contributed by Company shareholders          (1,000)               -
     Common stock issued for cash                                          -                -           35,293
                                                            ---------------------------------------------------
             Net Cash Provided by Financing Activities                 1,700                -           38,093

                                                            ---------------------------------------------------
                                  Net Decrease in Cash                  (285)          (1,803)             128

                           Cash at Beginning of Period                   413           14,368                -

                                                            ---------------------------------------------------
                                 Cash at End of Period          $        128    $      12,564      $       128
                                                            ===================================================


              See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

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

3.  PRIVATE PLACEMENT OF COMMON STOCK

On September 9, 2001, the Company completed a private placement, wherein 10,200,000 shares were issued at $.00167 per share; $17,000 was raised, all of which was used for expenses related to the registration statement filed on November 2, 2001. On August 19, 2002, the Company issued 365,851 shares of common stock at $.05 per share ($18,293), finalizing their second private placement. Proceeds have since been used for the Company's continued development, as well as minimal general and administrative costs incurred.

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


5.  J. MEUSE CONSULTING AGREEMENT

In connection with the a recent decision to widen their securities marketing opportunities, the Company entered into a consulting agreement with J. Meuse, a consultant specializing in the education and assistance in meeting public company requirements. In accordance with the contractual terms, the agreement was finalized on June 1, 2003, when the Company's payment of $10,000 in exchange for Meuse's promise to educate and assist the Company in acquiring "Public Company" status.

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

Exhibit 31.1      Certification of CEO/CFO
Exhibit 32.1      Certification of CEO/CFO

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAP CENTRAL ACCESS POINT, INC.


Date: February 13, 2004             By: /s/ Mark Svensson
                                    ---------------------------
                                    Mark Svensson
                                    President, Treaurer and a Director


Date: February 13, 2004             By: /s/ Michael Lee
                                    ---------------------------
                                    Michael Lee
                                    Secretary and a Director