Form 10KSB/A
period 2003-09-30
CAP CENTRAL ACCESS POINT INC
filed 2004-03-01
CIK 1160711

SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1

                                       to

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


October 16, 2003
Sandy, Utah

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

        None.

Exhibits


  Exhibit
  Number            Description Of Exhibit
 --------        ---------------------------

    31          Certification of CEO/CFO

    32          Certification of CEO/CFO

--------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAP CENTRAL ACCESS POINT, INC.

March 1, 2004                                By: /s/ Mark Svensson
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


     SIGNATURE                      TITLE                            DATE
     ---------                      -----                            ----


/s/ Mark Svensson             President, Treasurer               March 1, 2004
-----------------------       Director



/s/ Michael Lee               Secretary, Director                March 1, 2004
-----------------------