Form 10QSB
period 2004-06-30
CAP CENTRAL ACCESS POINT INC
filed 2004-08-16
CIK 1160711

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2004: 13,065,851

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


The unaudited financial statements of CAP Central Access Point, Inc., as of and for the nine month period ended June 30, 2004, follow. In the opinion of management, the financial statements fairly present the financial condition of the Company.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                      (Unaudited)
                                 ASSETS                 June 30,
                                                          2004
                                                      ------------
Current Assets:
     Cash                                             $       560
                                                      ------------
                 Total Current Assets                         560

                                                      ------------
                         Total Assets                 $       560
                                                      ============

             LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                 $       690
     Advances from Officers                                 3,297
                                                      ------------
                        Total Current                 $     3,987
                          Liabilities                           -

Stockholders' Equity:
     Common stock, $.001 par value;
       authorized 50,000,000 shares,
       issued and outstanding 13,065,851
       shares at June 30, 2003.                            13,066

                      Paid-In Capital                      24,827

           Deficit Accumulated During
                    Development Stage                     (41,320)
                                                      ------------
           Total Stockholders' Equity                      (3,427)

                                                      ------------
                Total Liabilities
                and Stockholders' Equity              $       128
                                                      ============




               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                          Nine Months         Nine Months       From Inception
                                            Ended               Ended        (August 8, 2001) to
                                         June 30, 2004       June 30, 2003      June 30, 2004
                                        --------------      --------------     ----------------
                                          (Unaudited)         (Unaudited)         (Unaudited)

Income:                                 $           -       $           -       $           -
                                        --------------      --------------      --------------
         Total Income                                                   -                   -

 Expenses:
     Organizational costs               $           -       $           -       $       6,500
     General and adminstrative                  1,303               2,742              16,512
     Consulting                                     -              10,000              10,000
     Professional fees                          1 538                 708               8,309
                                        --------------      --------------      --------------
         Total Expenses                         2,840              13,833              41,320

                                        --------------      --------------      --------------
         Net Loss                       $      (2,840)      $     (13,833)      $     (41,320)
                                        ==============      ==============      ==============

         Net Loss  Per Common Share
         (basic and fully dilutive)        $    (0.00)            $ (0.00)
                                        ==============      ==============

         Weighted Average Shares
         Common Stock Outstanding          13,065,851          13,065,851
                                       ==============      ==============


               See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            FROM INCEPTION (AUGUST 8, 2001) THROUGH JUNE 30, 2004
                                   (Unaudited)


                                                             Common        Common
                                                             Stock         Stock       Paid-In     Accumulated    Total
                                                             Shares        Amount      Capital      Deficit       Equity
                                                         --------------- -----------  ----------  ------------  -----------

August 8, 2001; common stock issued for services;
valued at $.001 (par value)                                   2,500,000   $   2,500    $    100     $       -   $    2,600

September 7, 2001; common stock issued in connection
with its initial offering at $.00167 per share               10,200,000      10,200       6,800             -       17,000

Contribution to capital by founders                                   -           -         100             -          100

     Net loss from inception (August 8, 2001)
       through September 30, 2001                                     -           -           -        (6,528)      (6,528)

August 19, 2002; common stock issued in connection
witha private placement; at $.05 per share ($18,293)            365,851         366      17,927             -       18,293

     Net loss for the year ended September 30, 2002

     Net loss for the year ended September 30, 2003                   -           -           -       (14,595)     (14,595)

   Net loss for the nine months ended June 30, 2004                   -           -           -        (2,840)      (2,840

                                                         --------------- -----------  ----------  ------------  -----------
                          Balances at June 30, 2004          13,065,851  $   13,066   $  24,827    $  (41,320)  $   (3,427)
                                                         =============== ===========  ==========  ============  ===========


               See Accompanying Notes to the Financial Statements.

                          CAP CENTRAL ACCESS POINT INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine Months         Nine Months        From Inception
                                                             Ended               Ended         (August 8, 2001) to
                                                          June 30, 2004       June 30, 2003       June 30, 2004
                                                       -----------------    -----------------   -------------------

Cash Flows Used In Operating Activities:
    Net  Loss                                              $   (2,840)         $  (13,833)          $  (41,320)

Expenses not requiring cash:
     Common stock issued for services                               -                   -                2,500

Adjustments to Reconcile Net Los
  to Cash Flows used in Operations:

     Increase (decrease) in prepaid expenses                        -                   -                    -
     (Increase) decrease in accounts payable                      690                (360)                 690
                                                         --------------      --------------       --------------
        Net Cash used in operating activities                  (2,150)            (14,193)             (38,130)

Cash Flows provided by Financing Activities:

     Increase (decrease) in loans from officers                 3,297                   -                3,297
     Contributions to capital from Company Stockholders        (1,000)                  -                  100
     Common stock issued for cash                                   -                   -               35,293
                                                         --------------      --------------       --------------
        Net Cash Provided by Financing Activities               2,297                   -               38,690
                                                         --------------      --------------       --------------
            Net Decrease in Cash                                  147             (14,193)                 560

            Cash at Beginning of Period                           413              14,368                    -

                                                         --------------      --------------       --------------
                 Cash at End of Period                     $      560          $      175           $      560
                                                         ==============      ==============       ==============



              See Accompanying Notes to the Financial Statements.

                         CAP CENTRAL ACCESS POINT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

                                    CAP CENTRAL ACCESS POINT, INC.


Date: August 13, 2004               By: /s/ Mark Svensson
                                    ---------------------------
                                    Mark Svensson
                                    President, Treaurer and a Director


Date: August 13, 2004               By: /s/ Michael Lee
                                    ---------------------------
                                    Michael Lee
                                    Secretary and a Director